Form 10-Q
period 1999-06-30
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 1999-08-12
CIK 1057051

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1999

Commission File Number 000-25921

                  SMITH BARNEY AAA ENERGY FUND L.P.
          (Exact name of registrant as specified in its charter)

         New York                            13-3823300
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

                    c/o Smith Barney Futures Management Inc.
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


                                 (212) 723-5424
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes   X    No

                        SMITH BARNEY AAA ENERGY FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                      Page
                                                                     Number

PART I - Financial Information:

Item 1.  Financial Statements:

         Statement of Financial Condition
         at June 30, 1999 (unaudited) and
         December 31, 1998.                                            3

         Statement  of Income  and  Expenses  and  Partners'
         Capital  for the three  months  ended June 30, 1999
         and 1998,  the six months  ended June 30,  1999 and
         the period  from March 16,  1998  (commencement  of
         trading operations) to June 30, 1998 (unaudited).             4

         Notes to Financial Statements
         (unaudited).                                                5 - 10

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations.                                                11 - 13

Item 3.  Quantitative and Qualitative
         Disclosures of Market Risk                                 14 - 15

PART II - Other Information                                           16

                                     PART I
                          Item 1. Financial Statements

                    Smith Barney AAA Energy Futures Fund L.P.
                        Statement of Financial Condition


                                                     June 30,      December 31,
                                                       1999            1998
                                                  -------------   ------------
Assets:                                           (Unaudited)

Equity in commodity futures trading account:
  Cash                                            $ 112,305,177    $70,049,894
  Net unrealized appreciation (depreciation)
   on open futures contracts                        (11,572,401)     6,718,299
  Net unrealized appreciation (depreciation)
   on open swaps contracts                           (1,662,177)       606,945
  Commodity options owned, at market value
   (cost $4,024,255 and
   $8,098,837, respectively )                         3,900,460      6,443,285
                                                  -------------    -----------
                                                    102,971,059     83,818,423
Interest receivable                                     271,376        217,194
                                                  =============    ===========
                                                  $ 103,242,435    $84,035,617
                                                  =============    ===========

Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                     $     871,047    $   488,115
  Management fees                                       158,438        135,859
  Due Smith Barney                                            0            951
  Due Special Limited Partner                         3,486,559              0
  Other fees                                              6,142         29,536
Redemptions payable                                     169,045        118,433
Commodity options written, at market value
  (premium $4,777,220 and
  4,970,916, respectively )                           5,982,173      3,535,383
                                                  -------------    -----------

                                                     10,673,404      4,308,277
                                                  -------------    -----------
Partners' Capital:
  General Partner, 667.0550 Unit equivalents
    outstanding in 1999 and 1998, respectively          711,695        790,013
  Limited Partners, 63,889.5105 and 64,371.5518
    Units of Limited Partnership Interest
    outstanding in 1999 and 1998, respectively       91,272,986     76,237,395
  Special Limited Partner, 607.7128 and
    2,279.7128 Units of Limited Partnership
    Interest outstanding in 1999 and
    1998, respectively                                  584,350      2,699,932
                                                  -------------    -----------
                                                     92,569,031     79,727,340
                                                  -------------    -----------
                                                  $ 103,242,435    $84,035,617
                                                  =============    ===========

See Notes to Financial Statements.

                        SMITH BARNEY AAA ENERGY FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                                                      For the Period
                                                                                                     from March 16, 1998
                                                                                     Six Months      (commencement of
                                                         Three Months Ended            Ended         trading operations)
                                                              June 30,                 June 30,       to June 30,
                                                     -------------    -----------    ------------     -------------
                                                        1999              1998          1999              1998
                                                     ------------     -----------    ------------      ------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions                  $ 21,937,550    $    979,270    $ 45,281,610    $  1,119,847
  Change in unrealized gains/losses on open
   positions                                           (16,197,666)        904,780     (21,668,550)       (454,985)

                                                      ------------    ------------    ------------    ------------

                                                         5,739,884       1,884,050      23,613,060         664,862
Less, brokerage commissions including clearing fees
  of $371,086, $197,598, $653,514 and
  $216,839, respectively                                (2,980,672)     (1,654,195)     (5,226,343)     (1,940,673)

                                                      ------------    ------------    ------------    ------------

  Net realized and unrealized gains (losses)             2,759,212         229,855      18,386,717      (1,275,811)
  Interest income                                          884,384         622,319       1,649,412         712,618

                                                      ------------    ------------    ------------    ------------

                                                         3,643,596         852,174      20,036,129        (563,193)

                                                      ------------    ------------    ------------    ------------


Expenses:
  Management fee                                           491,633         325,726         925,525         368,288
  Organization expense                                        --              --              --            75,000
  Other                                                     11,550          14,591          28,398          16,783

                                                      ------------    ------------    ------------    ------------

                                                           503,183         340,317         953,923         460,071

                                                      ------------    ------------    ------------    ------------

  Net income (loss)                                      3,140,413         511,857      19,082,206      (1,023,264)
  Allocation to the Special Limited Partner               (451,206)           --        (3,486,559)           --
  Redemptions                                             (199,572)       (117,246)     (2,753,956)       (117,246)
  Additions - Limited Partner                                 --        15,473,000            --        15,473,000
            - General Partner                                 --           156,000            --           156,000

                                                      ------------    ------------    ------------    ------------

  Net increase in Partners' capital                      2,489,635      16,023,611      12,841,691      14,488,490

Partners' capital, beginning of period                  90,079,396      48,504,879      79,727,340      50,040,000

                                                      ------------    ------------    ------------    ------------

Partners' capital, end of period                      $ 92,569,031    $ 64,528,490    $ 92,569,031    $ 64,528,490
                                                      ------------    ------------    ------------    ------------

Net asset value per Unit
  (65,164.2783 and 66,044.4489 Units outstanding
  at June 30, 1999 and 1998, respectively)            $   1,420.55    $     977.05    $   1,420.55    $     977.05
                                                      ------------    ------------    ------------    ------------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $      41.17    $       7.73    $     236.22    $     (22.95)
                                                      ------------    ------------    ------------    ------------


See Notes to Financial Statements
                                                                    4

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

1. General:

     Smith Barney AAA Energy Fund L.P. (the "Partnership") is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests, generally including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind but intends initially to trade solely energy and energy related products. In addition, the Partnership may enter into swap contracts on energy related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

     Between February 12, 1998 (commencement of the offering period) and March 15, 1998, 49,538 Units of limited partnership interest were sold at $1,000 per Unit. The proceeds of the offering were held in an escrow account until March 16, 1998, at which time they were turned over to the Partnership for trading.

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. The Partnership=s commodity broker is Salomon Smith Barney Inc.("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made by AAA Capital Management Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, (consisting only of normal recurring adjustments), necessary for a fair presentation of the Partnership's financial condition at June 30, 1999 and the results of its operations for the three months ended June 30, 1999, and 1998, the six months ended June 30, 1999 and the period from March 16, 1998 (commencement of trading operations) to June 30, 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership=s annual report on Form 10 filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


2.       Net Asset Value Per Unit:

          Changes in net asset value per Unit for the three months ended June 30, 1999 and 1998, the six months ended June 30, 1999 and the period from March 16, 1998 (commencement of trading operations) to June 30, 1998.were as follows:


                                                                    PERIOD FROM
                                                                   MARCH 16, 1998
                                                                  (commencement of
                                THREE-MONTHS ENDED    SIX MONTHS  trading operations0
                                        JUNE  30,          ENDED          TO
                                    1999      1998   JUNE 30, 1999 JUNE 30, 1998
                                 ----------- --------  ---------     ----------

Net realized and unrealized
 gains (losses)             $      42.23 $     3.46 $     278.39 $     (26.63)
Interest income                    13.55       9.41        25.12        11.21
Expenses                          (14.61)     (5.14)      (67.29)       (7.53)
                                ---------    -------    ---------    ---------

Increase (decrease) for
 Period                            41.17       7.73       236.22       (22.95)

Net Asset Value per Unit,
 Beginning of period            1,379.38     969.32     1,184.33     1,000.00
                                ---------    -------    ---------    ---------

Net Asset Value per Unit,
 End of Period              $   1,420.55 $   977.05 $   1,420.55 $     977.05
                                =========    =======    =========    =========


                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

3.       Trading Activities:

         The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statements of income and expenses.

         The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options and swaps thereon, if applicable, at June 30, 1999 and December 31, 1998 was $(15,316,291) and $10,233,146 and the average fair value of months with net gains was $2,014,881 and $6,022,877, respectively, and the average fair value of months with net losses was $23,659,635 and $4,052,431, respectively, during the periods then ended, based on a monthly calculation.

4.       Financial Instrument Risk:

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

         Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

         Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB. As of June 30, 1999, the only counterparties to the Partnership's swap contracts were Citibank, N.A. which is affiliated with the Partnership and Morgan Stanley Capital Group Inc.

         The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments.

         At June 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $429,118,029 and $454,400,425, respectively, as detailed below. All of these instruments mature within one year of June 30, 1999. However, due to the nature of the Partnership=s business, these instruments may not be held to maturity. At June 30, 1999, the fair value of the Partnership=s derivatives, including options thereon, if applicable, was $(15,316,291), as detailed below.

                     JUNE 30, 1999
                  NOTIONAL OR CONTRACTUAL
                   AMOUNT OF COMMITMENTS
                TO PURCHASE     TO SELL        FAIR VALUE

Energy         $410,988,559   $434,804,650   $(13,273,464)
Energy Swaps     18,129,470     10,101,450     (1,662,177)
Indices                --        9,494,325       (380,650)
               ------------   ------------   ------------

Totals         $429,118,029   $454,400,425   $(15,316,291)
              =============  =============  ==============



         At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $175,493,309 and $151,251,090, respectively, and, the fair value of the Partnership=s derivatives, including options thereon, if applicable, was $10,233,146, as detailed below.

                    DECEMBER 31,1998
                 NOTIONAL OR CONTRACTUAL
                 AMOUNT OF COMMITMENTS
                TO PURCHASE      TO SELL      FAIR VALUE

Energy         $160,941,944   $147,860,010   $ 9,604,751
Energy Swaps      9,818,065      3,391,080       606,945
Indices           4,733,300           --          21,450
               ------------   ------------   -----------

Totals         $175,493,309   $151,251,090   $10,233,156
               ============   ============   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 1999.

        The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and expenses, interest income, redemptions of Units and distributions of profits, if any.

        For the six months ended June 30, 1999, Partnership capital increased 16.1% from $79,727,340 to $92,569,031. This increase was attributable to net income from operations of $19,082,206 partially offset by the redemption of 2,154.0413 Units resulting in an outflow of $2,753,956. Future redemptions can impact the amount of funds available for investments in commodity contract position in subsequent periods.

Risk of Computer System Failure (Year 2000 Issue)

                  The Year 2000 issue is the result of existing computers in many businesses using only two digits to identify a year in the date field. These computers and programs, often referred to as "information technology," were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results at the Year 2000. Such systems and processes are dependent on correctly identifying dates in the next century.

                  The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH and SSB. In addition, the operation of the Partnership is dependent on the capability of the Partnership's Advisors, the brokers and exchanges through which the Advisors trade, and other third parties to prepare adequately for the Year 2000 impact on their systems and processes. The Partnership itself has no systems or information technology applications relevant to its operations.

                  The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and has involved over 450 people. As of June 30, 1999, SSB has completed all compliance and certification work.

                  The systems and components supporting the General Partner's business that require remediation have been brought into Year 2000 compliance. Final testing and certification was completed as of June 30, 1999.

                  This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.

                  The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation program.

                  The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations, or regulators with which the Partnership interacts to resolve their Year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.

                  SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

                  It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH has prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

                  The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier of counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarter of 1999.
                              12

Results of Operations

         During the Partnership's second quarter of 1999, the net asset value per unit increased 3.0% from $1,379.38 to $1,420.55, as compared to a increase of 0.8% in the second quarter of 1998. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 1999 of $5,739,884. These gains were primarily attributable to the trading of commodity futures in energy contracts. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 1998 of $1,884,050. Gains were primarily attributable to the trading of energy contracts.

          Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

          Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate. Determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and six months ended June 30, 1999 increased by $262,065 and $936,794, respectively, as compared to the corresponding periods in 1998.

          Brokerage commissions are based on the number of trades executed by the Advisor. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 1999 increased by $1,326,477 and $3,285,670, respectively, as compared to the corresponding periods in 1998.

          Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1999 increased by $165,907 and $557,237, respectively, as compared to the corresponding periods in 1998.

Item. 3 Quantitative and Qualitative Disclosures of Market Risk

         The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

         Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

         The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 1999, the Partnership's total capitalization was $92,569,031. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.

             June 30, 1999

                               % of Total
Market Sector  Value at Risk  Capitalization

Energy         $16,625,489   $   17.96%
Energy Swaps     3,571,587        3.86%
Indices            216,900        0.23%
               -----------       ------

Total          $20,413,976       22.05%
               ===========       ======

                                             PART II OTHER INFORMATION

Item 1.   Legal Proceedings

               For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item
          3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.  (a) Exhibits - None

         (b) Reports on Form 8-K - None

                           SIGNATURES
           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SMITH BARNEY AAA ENERGY FUND L.P.


By:  Smith Barney Futures Management Inc.
           (General Partner)



By:  /s/ David J. Vogel, President
         David J. Vogel, President


Date:        8/13/99

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management Inc.
           (General Partner)



By:  /s/ David J. Vogel, President
         David J. Vogel, President


Date:        8/13/99



By     /s/ Daniel A. Dantuono
           Daniel A. Dantuono
           Chief Financial Officer and
           Director

Date:        8/13/99