Form 10-Q
period 1999-09-30
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 1999-11-15
CIK 1057051

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1999

Commission File Number 000-25921

                  SMITH BARNEY AAA ENERGY FUND L.P.
        (Exact name of registrant as specified in its charter)

         New York                            13-3823300
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

                     c/o Smith Barney Futures Management LLC
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


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

                                                                     Page
                                                                    Number

PART I - Financial Information:

  Item 1.  Financial Statements:

           Statement of Financial Condition at
           September 30, 1999 and December 31,
           1998 (unaudited).                                            3

           Statement  of Income  and  Expenses  and  Partners'
           Capital for the three  months ended  September  30,
           1999 and 1998, the nine months ended  September 30,
           1999 and the period from  January 5, 1998 (date the
           Partnership was organized)
           to September 30, 1998 (unaudited).                            4

           Notes to Financial Statements
           (unaudited).                                                5 - 10

 Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.                                                11 - 13

 Item 3.   Quantitative and Qualitative
           Disclosures of Market Risk                                 14 - 15

PART II - Other Information                                             16

                                     PART I
                          Item 1. Financial Statements

                   Smith Barney AAA Energy Futures Fund L.P.
                        Statement of Financial Condition
                                  (Unaudited)

                                                     September 30,     December 31,
                                                         1999            1998
                                                    --------------  ---------------

Assets:

Equity in commodity futures trading account:
  Cash                                               $ 105,453,898    $  70,049,894
  Net unrealized appreciation
   on open futures contracts                               586,820        6,718,299
  Net unrealized appreciation (depreciation)
   on open swaps contracts                              (3,466,585)         606,945
  Commodity options owned, at market value
   (cost $14,950,806 and
    $8,098,837, respectively )                          12,448,233        6,443,285
                                                     -------------    -------------
                                                       115,022,366       83,818,423
Interest receivable                                        257,510          217,194
                                                     =============    =============
                                                     $ 115,279,876    $  84,035,617
                                                     =============    =============

Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                        $   1,350,801    $     488,115
  Management fees                                          143,013          135,859
  Due Salomon Smith Barney                                    --                951
  Due Special Limited Partner                            1,473,777             --
  Other fees                                                19,611           29,536
Redemptions payable                                        312,384          118,433
Commodity options written, at market value
  (premium $25,090,689 and
  $4,970,916, respectively )                            26,909,595        3,535,383
                                                     -------------    -------------

                                                        30,209,181        4,308,277
                                                     -------------    -------------
Partners' Capital:
  General Partner, 667.0550 Unit equivalents
    outstanding in 1999 and 1998                           874,322          790,013
  Limited Partners, 63,629.1803 and 64,371.5518
    Units of Limited Partnership Interest
    outstanding in 1999 and 1998, respectively          83,612,023       76,237,395
  Special Limited Partner, 607.7128 and 2,279.7128
    Units of Limited Partnership Interest
    outstanding in 1999 and 1998, respectively             584,350        2,699,932
                                                     -------------    -------------
                                                        85,070,695       79,727,340
                                                     -------------    -------------
                                                     $ 115,279,876    $  84,035,617
                                                     =============    =============

See Notes to Financial Statements.

                        SMITH BARNEY AAA ENERGY FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                                                        For the Period
                                                                                                     from January 5, 1998
                                                                                       Nine Months  (date the Partnership
                                                          Three Months Ended              Ended       was organized)
                                                              September 30,           September 30,   to September 30,
                                                      ----------------------------   ----------------------------------
                                                            1999              1998         1999         1998
                                                      --------------- ------------    ----------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions         $(12,799,773)   $ 19,344,755    $ 32,481,837    $ 20,464,602
  Change in unrealized gains/losses on open
   positions                                             7,362,081      (7,715,555)    (14,306,469)     (8,170,540)
                                                      ------------    ------------    ------------    ------------
                                                        (5,437,692)     11,629,200      18,175,368      12,294,062
Less, brokerage commissions including clearing fees
  of $462,339, $227,274, $1,115,853 and
  $444,113,respectively                                 (4,130,505)     (1,600,576)     (9,356,848)     (3,541,249)
                                                      ------------    ------------    ------------    ------------
  Net realized and unrealized gains (losses)            (9,568,197)     10,028,624       8,818,520       8,752,813
  Interest income                                          897,462         654,723       2,546,874       1,367,341
                                                      ------------    ------------    ------------    ------------
                                                        (8,670,735)     10,683,347      11,365,394      10,120,154
                                                      ------------    ------------    ------------    ------------

Expenses:
  Management fee                                           482,242         361,224       1,407,767         729,512
  Organization expense                                        --              --              --            75,000
  Other                                                     13,469          15,806          41,867          32,589
                                                      ------------    ------------    ------------    ------------
                                                           495,711         377,030       1,449,634         837,101
                                                      ------------    ------------    ------------    ------------
  Net income (loss)                                     (9,166,446)     10,306,317       9,915,760       9,283,053
  Allocation to the Special Limited Partner              2,012,782            --        (1,473,777)             --
  Redemptions                                             (344,672)       (347,129)     (3,098,628)       (464,375)
  Additions - Limited Partner                                 --           505,000            --        15,978,000
                    - General Partner                         --              --              --           156,000
                                                      ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital          (7,498,336)     10,464,188       5,343,355      24,952,678
Partners' capital, beginning of period                  92,569,031      64,528,490      79,727,340      50,040,000
                                                      ------------    ------------    ------------    ------------
Partners' capital, end of period                      $ 85,070,695    $ 74,992,678    $ 85,070,695    $ 74,992,678
                                                      ------------    ------------    ------------    ------------
Net asset value per Unit
  (64,903.9481 and 66,235.9807 Units outstanding
  at September 30, 1999 and 1998, respectively)       $   1,310.72    $   1,132.20    $   1,310.72    $   1,132.20
                                                      ------------    ------------    ------------    ------------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $    (109.83)   $     155.15    $     126.39    $     132.20
                                                      ------------    ------------    ------------    ------------


See Notes to Financial Statements
                                                                4

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

         Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company. The Partnership=s commodity broker is Salomon Smith Barney Inc.("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made by AAA Capital Management LLC (the "Advisor").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, (consisting only of normal recurring adjustments), necessary for a fair presentation of the Partnership's financial condition at September 30, 1999 and December 31, 1998 (unaudited) and the results of its operations for the three months ended September 30, 1999 and 1998, the nine months ended September 30, 1999 and the period from January 5, 1998 (date the Partnership was organized) to September 30, 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership=s annual report on Form 10 filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.       Net Asset Value Per Unit:

          Changes in net asset value per Unit for the three months ended September 30, 1999 and 1998, the nine months ended September 30, 1999 and the period from January 5, 1998 (date the Partnership was organized) to September 30, 1998 were as follows:



                                                                     PERIOD FROM
                                                                   JANUARY 5, 1998
                                                                   (date the Partnership
                                    THREE MONTHS       NINE MONTHS  was organized)
                                      ENDED               ENDED           to
                                    SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,
                                  1999         1998         1999          1998
Net realized and unrealized
 gains (losses)             $    (146.90)$     150.99 $     131.49 $     124.36
Interest income                    13.78         9.85        38.90        21.06
Expenses                           23.29        (5.69)      (44.00)      (13.22)
                                ---------    ---------    ---------    ---------

Increase (decrease) for
 Period                          (109.83)      155.15       126.39       132.20

Net Asset Value per Unit,
 Beginning of period            1,420.55       977.05     1,184.33     1,000.00
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
 End of Period              $   1,310.72 $   1,132.20 $   1,310.72 $   1,132.20
                               =========    =========    =========    =========

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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options and swaps thereon, if applicable, at September 30, 1999 and December 31, 1998 was $(17,341,127) and $10,233,146 and the average fair value of months with net gains was $4,974,258 and $6,022,877, respectively, and the average fair value of months with net losses was $13,026,969 and $4,052,431, respectively, during the periods then ended, based on a monthly calculation.

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

         Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB. As of September 30, 1999, the only counterparties to the Partnership's swap contracts were Citibank, N.A. which is affiliated with the Partnership and Morgan Stanley Capital Group Inc.

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

         At September 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $753,197,803 and $575,821,343, respectively, as detailed below. All of these instruments mature within one year of September 30, 1999. However, due to the nature of the Partnership=s business, these instruments may not be held to maturity. At September 30, 1999, the fair value of the Partnership=s derivatives, including options thereon, if applicable, was $(17,341,127), as detailed below.

                    SEPTEMBER 30, 1999
                       (Unaudited)
                  NOTIONAL OR CONTRACTUAL
                   AMOUNT OF COMMITMENTS
               TO PURCHASE       TO SELL        FAIR VALUE

Energy         $622,995,628   $499,843,505   $(13,688,479)
Energy Swaps    130,202,175     62,555,150     (3,466,585)
Indices                --       13,422,688       (186,063)
               ------------   ------------   ------------

Totals         $753,197,803   $575,821,343   $(17,341,127)
               ============   ============   ============



         At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $175,493,309 and $151,251,090, respectively, and, the fair value of the Partnership=s derivatives, including options thereon, if applicable, was $10,233,146, as detailed below.

                      DECEMBER 31,1998
                         (Unaudited)
                  NOTIONAL OR CONTRACTUAL
                  AMOUNT OF COMMITMENTS
               TO PURCHASE      TO SELL          FAIR VALUE

Energy         $160,941,944   $147,860,010   $  9,604,751
Energy Swaps      9,818,065      3,391,080        606,945
Indices           4,733,300           --           21,450
               ------------   ------------   ------------

Totals         $175,493,309   $151,251,090   $ 10,233,146
               ============   ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 1999.

        The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and expenses, interest income, redemptions of Units and distributions of profits, if any.

        For the nine months ended September 30, 1999, Partnership capital increased 6.7% from $79,727,340 to $85,070,695. This increase was attributable to net income from operations of $9,915,760 partially offset by the redemption of 2,414.3715 Units resulting in an outflow of $3,098,628. Future redemptions can impact the amount of funds available for investments in commodity contract position in subsequent periods.

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

         The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation programs.

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

         SSB has successfully  participated in industry-wide  testing including:
The Streetwide  Beta Testing  organized by the Securities  Industry  Association
(SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and the Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

         It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH and the General Partner for which SSBH or the General Partner could experience a secondary effect. Consequently, SSBH and the General Partner have prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

         The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier or counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarters of 1999.

Results of Operations

         During the Partnership's third quarter of 1999, the net asset value per unit decreased 7.7% from $1,420.55 to $1,310.72, as compared to an increase of 15.9% in the third quarter of 1998. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 1999 of $5,437,692. These losses were primarily attributable to the trading of commodity futures in indices and energy contracts. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1998 of $11,629,200. Gains were primarily attributable to the trading of energy contracts.

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

          Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 1999 increased by $242,739 and $1,179,533, respectively, as compared to the corresponding periods in 1998.

          Brokerage commissions are based on the number of trades executed by the Advisor. Commissions and fees for the three and nine months ended September 30, 1999 increased by $2,529,929 and $5,851,599, respectively, as compared to the corresponding periods in 1998.

          Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1999 increased by $121,018 and $678,255, respectively, as compared to the corresponding periods in 1998.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 1999, the Partnership's total capitalization was $85,070,695. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.

                September 30, 1999
                  (Unaudited)
                                  % of Total
Market Sector     Value at Risk  Capitalization

Energy              $17,697,407      20.80%
Energy Swaps          8,104,452       9.53%
Indices                 256,500       0.30%
                    -----------      ------

Total               $26,058,359      30.63%
                    ===========      =====

           PART II OTHER INFORMATION

Item 1.   Legal Proceedings

         For information concerning the suit filed by Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corporation, see the description that appears in the second and third paragraphs under the caption Item 3. "Legal Proceedings" on Form 10-K for the year ended December 31, 1998. In October 1999, plaintiffs filed a petition for certiorari with the U. S. Supreme Court. The petition seeks review of the U.S. Court of Appeals for the Seventh Circuit's decision reversing the denial of defendants' motion for summary judgment and dismissing the sole remaining ERISA claim against the Company.

         For information concerning a purported class action in Florida against numerous broker-dealers including Salomon Smith Barney Inc. ("SSB"), see the description that appears in the sixth paragraph under the caption Item 3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. In October 1999, plaintiff filed a second amended complaint.

         In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that, while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies, and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the Court granted in part and denied in part SSB's motion to dismiss the complaint. The court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. The Company intends to contest this lawsuit vigorously.


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


By:  Smith Barney Futures Management LLC
    (General Partner)



By:  /s/ David J. Vogel, President
     David J. Vogel, President


Date:        11/12/99

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
    (General Partner)



By:  /s/ David J. Vogel, President
     David J. Vogel, President


Date:        11/12/99



By   /s/ Daniel A. Dantuono
     Daniel A. Dantuono
     Chief Financial Officer and
     Director

Date:        11/12/99
                              17