Form 10-Q
period 2000-06-30
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2000-08-14
CIK 1057051

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2000

Commission File Number 000-25921

                        SMITH BARNEY AAA ENERGY FUND L.P.
             (Exact name of registrant as specified in its charter)

         New York                               13-3986032
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


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

                                                             Page
Number

PART I - Financial Information:

    Item 1.   Financial Statements:

              Statement of Financial Condition
              at June 30, 2000 and December 31,
              1999 (unaudited).                               3

              Statement of Income and Expenses
              and Partners' Capital for the three
              and six months ended June 30, 2000
              and 1999 (unaudited).                           4

              Notes to Financial Statements
              (unaudited).                                  5 - 8

    Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                   9 - 10

    Item 3.   Quantitative and Qualitative
              Disclosures of Market Risk                   11 - 12

PART II - Other Information                                13 - 16

                                     PART I
                          Item 1. Financial Statements

                    Smith Barney AAA Energy Futures Fund L.P.
                        Statement of Financial Condition
                                   (Unaudited)

                                                              June 30,       December 31,
                                                                2000              1999
                                                          ------------   -------------
Assets:

Equity in commodity futures trading account:
Cash                                                      $ 69,896,471    $ 78,368,723
Net unrealized depreciation
on open futures contracts                                   (2,958,102)       (751,259)
Net unrealized appreciation (depreciation)
on open swaps contracts                                        883,025        (623,631)
Commodity options owned, at market value
(cost $15,681,241 and $15,880,430, respectively )           25,634,946       8,992,060
                                                          ------------    ------------
                                                            93,456,340      85,985,893
Interest receivable                                            225,353         255,849
Due from broker                                                861,137            --
                                                          ============    ============
                                                          $ 94,542,830    $ 86,241,742
                                                          ============    ============

Liabilities and Partners' Capital:

Liabilities:
Accrued expenses:
Commissions                                               $    569,268    $    908,487
Management fees                                                115,223         128,962
Other fees                                                      55,160          46,760
Due to broker                                                     --           808,761
Redemptions payable                                          1,653,680       1,485,873
Commodity options written, at market value
(premium $16,466,770 and $11,396,728, respectively )        23,632,231       8,556,476
                                                          ------------    ------------

                                                            26,025,562      11,935,319
                                                          ------------    ------------
Partners' Capital:
General Partner, 704.3292 and 682.3138 Unit equivalents
outstanding in 2000 and 1999, respectively                     829,038         774,815
Limited Partners, 57,506.2365 and 64,753.0149
Units of Limited Partnership Interest
outstanding in 2000 and 1999, respectively                  67,688,230      73,531,608
                                                          ------------    ------------
                                                            68,517,268      74,306,423
                                                          ------------    ------------
                                                          $ 94,542,830    $ 86,241,742
                                                          ============    ============

See Notes to Financial Statements.

                        SMITH BARNEY AAA ENERGY FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                      Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                              ----------------------------    ------------------------------
                                                                    2000            1999           2000            1999
                                                              ----------------------------    -----------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
Realized gains (losses) on closed positions                   $ 15,165,976    $ 21,937,550    $ (1,155,013)   $ 45,281,610
Change in unrealized gains/losses on open
positions                                                       (4,249,946)    (16,197,666)      6,136,175     (21,668,550)

                                                              ------------    ------------    ------------    ------------

                                                                10,916,030       5,739,884       4,981,162      23,613,060
Less, brokerage commissions including clearing fees
of $220,441, $371,086, $568,723 and $653,514, respectively      (1,906,951)     (2,980,672)     (4,241,848)     (5,226,343)

                                                              ------------    ------------    ------------    ------------

Net realized and unrealized gains                                9,009,079       2,759,212         739,314      18,386,717
Interest income                                                    726,571         884,384       1,519,269       1,649,412

                                                              ------------    ------------    ------------    ------------

                                                                 9,735,650       3,643,596       2,258,583      20,036,129

                                                              ------------    ------------    ------------    ------------


Expenses:
Management fee                                                     325,888         491,633         688,396         925,525
Other                                                               21,860          11,550          82,067          28,398

                                                              ------------    ------------    ------------    ------------

                                                                   347,748         503,183         770,463         953,923

                                                              ------------    ------------    ------------    ------------

Net income                                                       9,387,902       3,140,413       1,488,120      19,082,206
Allocation to the Special Limited Partner                             --          (451,206)           --        (3,486,559)
Redemptions                                                     (4,395,733)       (199,572)    (11,757,275)     (2,753,956)
Additions - Limited Partner                                           --              --         4,455,000            --
- General Partner                                                     --              --            25,000            --

                                                              ------------    ------------    ------------    ------------

Net increase (decrease) in Partners' capital                     4,992,169       2,489,635      (5,789,155)     12,841,691

Partners' capital, beginning of period                          63,525,099      90,079,396      74,306,423      79,727,340

                                                              ------------    ------------    ------------    ------------

Partners' capital, end of period                              $ 68,517,268    $ 92,569,031    $ 68,517,268    $ 92,569,031
                                                              ------------    ------------    ------------    ------------

Net asset value per Unit
(58,210.5657 and 65,164.2783 Units outstanding
at June 30, 2000 and 1999, respectively)                      $   1,177.06    $   1,420.55    $   1,177.06    $   1,420.55
                                                              ------------    ------------    ------------    ------------


Net income per Unit of Limited Partnership
Interest and General Partner Unit equivalent                  $     157.15    $      41.17    $      41.49    $     236.22
                                                              ------------    ------------    ------------    ------------


See Notes to Financial Statements
                                     4

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (unaudited)
1. General:

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

         Between February 12, 1998 (the commencement of the offering period) and March 14, 1998, 49,538 Units of limited partnership interest were sold at $1,000 per Unit. The proceeds of the offering were held in an escrow account until March 15, 1998, at which time they were turned over to the Partnership for trading.

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

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, (consisting only of normal recurring adjustments), necessary for a fair presentation of the Partnership's financial condition at June 30, 2000 and December 31, 1999 and the results of its operations for the three and six months ended June 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.       Net Asset Value Per Unit:

          Changes in net asset value per Unit for the three and six months ended June 30, 2000 and 1999 were as follows:

                                  THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                      JUNE 30,                    JUNE 30,
                                ---------------------      ------------------
                                  2000         1999          2000        1999
                                ------------ --------      -------------------
Net realized and unrealized
gains                         $    50.91     $   42.23    $   29.84     $ 278.39
Interest income                    11.96         13.55        23.54        25.12
Expenses                           (5.72)       (14.61)      (11.89)      (67.29)
                                ---------    ---------    ---------    ---------

Increase for Period               157.15         41.17        41.49       236.22

Net Asset Value per Unit,
Beginning of period           $ 1,019.91     $1,379.38     1,135.57     1,184.33
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
End of Period                 $ 1,177.06     $1,420.55    $1,177.06    $1,420.55
                               =========     =========    =========    =========

                                   6

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

         All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended June 30, 2000 and December 31, 1999, based on a monthly calculation, was $2,563,677 and $(6,771,852), respectively. The fair value of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2000 and December 31, 1999 was $(72,362) and $(939,306), respectively, as detailed below.

                    Fair Value
                June 30,    December 31,
                 2000          1999
               ---------    ----------

Energy         $(955,387)   $(315,675)
Energy Swaps     883,025     (623,631)
               ---------    ---------

Total          $ (72,362)   $(939,306)
               =========    =========

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

         Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB. As of June 30, 2000, the only counterparties to the Partnership's swap contracts were Citibank, N.A. which is affiliated with the Partnership, Morgan Stanley Capital Group Inc., J. Aron & Company and Hess Energy Trading Company, LLC.

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

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 2000.

        The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and expenses, interest income, redemptions of Units and distributions of profits, if any.

        For the six months ended June 30, 2000, Partnership capital decreased 7.8% from $74,306,423 to $68,517,268. This decrease was attributable to the redemption of 11,169.9183 Units totaling $11,757,275 which was partially offset by the net income from operations of $1,488,120 and additional sales of 3,945.1553 Units totaling $4,480,000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's second quarter of 2000, the net asset value per unit increased 15.4% from $1,019.91 to $1,177.06, as compared to an increase of 3.0% in the second quarter of 1999. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2000 of $10,916.030. These gains were primarily attributable to the trading of commodity futures in energy contracts. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 1999 of $5,739,884. Gains were primarily attributable to the trading of energy contracts.

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

          Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and six months ended June 30, 2000 decreased by $157,813 and $130,143, respectively, as compared to the corresponding periods in 1999.

          Brokerage commissions are based on the number of trades executed by the Advisor. Commissions and fees for the three and six months ended June 30, 2000 decreased by $1,073,721 and $984,495, respectively, as compared to the corresponding periods in 1999.

          Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2000 decreased by $165,745 and $237,129, respectively, as compared to the corresponding periods in 1999.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2000, the Partnership's total capitalization was $68,517,268. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.


                                  June 30, 2000
                                   (Unaudited)

                                                     Year to Date
                                 % of Total        High          Low
Market Sector  Value at Risk   Capitalization       Value at Risk
--------------------------------------------------------------------------------
Energy         $12,364,652      18.05%         $16,360,644   $ 2,052,734
Energy Swaps     2,865,891       4.18%           7,158,350     2,865,891
               -----------      -------

Total          $15,230,543      22.23%
               ===========      =======

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein, and in the first paragraph under the caption "Legal Proceedings" of the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended March 31, 2000, which description is included as Exhibit
99.2 to this Form 10-Q and incorporated by reference herein. On June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against Salomon Smith Barney Holdings, Inc. ("SSBH"), and remanded the matter to the circuit court for further proceedings.

Exhibit 99.1


Second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1999 (File No. 1-4346).

In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U.S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against SSBH. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court seeking review of the decision of the Court of Appeals. The petition was granted in January 2000.

Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the underlying transactions. With respect to the Internal Revenue Service, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.

Exhibit 99.2

First paragraph under the caption "Legal Proceedings" beginning on page 17 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended March 31, 2000 (File No.1-4346).

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein. In April 2000, the U.S. Supreme Court heard oral argument on plaintiffs' petition to reverse the decision of the U.S. Court of Appeals for the Seventh Circuit. The U.S. Supreme Court reserved its decision, and has not yet released its opinion.


Item 2. Changes in Securities and Use of Proceeds - For the six months ended June 30, 2000, there were additional sales of 3,923.1399 Units totaling $4,455,000 and contributions by the General Partner representing 22.0154 Unit equivalents totaling $25,000. There were no additional sales during the three months ended June 30, 1999.

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


Date:        8/14/00

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
           (General Partner)



By:  /s/ David J. Vogel, President
     David J. Vogel, President


Date:        8/14/00




By:  /s/ Daniel A. Dantuono
     Daniel A. Dantuono
     Chief Financial Officer and
     Director

Date:        8/14/00
                                   17