Form 10-K/A
period 1999-12-31
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2000-09-15
CIK 1057051

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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


Item 3. Legal Proceedings.

     There are no material legal proceedings pending against the Partnership or the General Partner.
     This section describes the major legal proceedings, other than ordinary routine litigation incidental to the business, to which SSBHI, the parent company of this General Partner or its subsidiaries is a party or to which any of their property is subject.

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


     The Partnership experienced net trading gains of $7,909,913 before commissions and expenses for the year ended December 31, 1999. Gains were primarily attributable to the trading of NYMEX Electricity, NYMEX Natural Gas, NYMEX Crude Oil and IPE Gas Oil and were partially offset by losses in NYMEX Unleaded Gas, NYMEX Heating Oil, IPE Brent Crude, CME GSC Index and energy swaps.
     The Partnership experienced net trading gains of $20,202,452 before commissions and expenses for the period from March 16, 1998 (commencement of trading operations) to December 31, 1998. Gains were primarily attributable to the trading of NYMEX Natural Gas, NYMEX Heating Oil, CME GSC Index and energy swaps and were partially offset by losses in NYMEX Electricity, NYMEX Crude Oil, NYMEX Unleaded Gas and IPE Gas Oil and Brent Crude.

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

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the twelve months ended December 31, 1999 increased by $1,433,554, as compared to the corresponding period in 1998. This increase was primarily due to the fact that a twelve month period in 1999 is being compared to a nine month period in 1998.
     Brokerage commissions are based on the number of trades executed by the Advisor. Commissions and fees for the twelve months ended December 31, 1999 increased by $7,060,094, as compared to the corresponding period in 1998.This increase was primarily due to the fact that a twelve month period in 1999 is being compared to a nine month period in 1998.
     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the twelve months ended December 31, 1999 increased by $694,623, as compared to the corresponding period in 1998.This increase was primarily due to the fact that a twelve month period in 1999 is being compared to a nine month period in 1998.

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

                                   Fair Value
                                  December 31,


                          1999           1998

     Energy         $  (315,675)   $ 9,604,751
     Energy Swaps      (623,631)       606,945
     Indices               --           21,450
                     ----------    ----------
     Total          $  (939,306)   $10,233,146
                    -----------    -----------


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