Form 10-Q
period 2000-09-30
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2000-11-14
CIK 1057051

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2000

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


                              (212) 723-5424
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                                     Page
                                                                    Number

PART I - Financial Information:

 Item 1.  Financial Statements:

          Statement of Financial Condition
          at September 30, 2000 and December 31,
          1999 (unaudited).                                            3

          Statement  of Income  and  Expenses  and  Partners'
          Capital  for  the  three  and  nine  months   ended
          September 30, 2000
          and 1999 (unaudited).                                        4

          Notes to Financial Statements
          (unaudited).                                                5 - 9

 Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations.                                                10 - 11

 Item 3.  Quantitative and Qualitative
          Disclosures of Market Risk                                 12 - 13

PART II - Other Information                                            14

                                     PART I
                          Item 1. Financial Statements

                    Smith Barney AAA Energy Futures Fund L.P.
                        Statement of Financial Condition
                                   (Unaudited)

                                                           September 30,      December 31,
                                                              2000                1999
                                                            -----------      -------------
Assets:

Equity in commodity futures trading account:
  Cash                                                      $ 59,080,130    $ 78,368,723
  Net unrealized depreciation
   on open contracts                                         (15,692,007)       (751,259)
  Net unrealized appreciation (depreciation)
   on open swaps contracts                                     3,458,883        (623,631)
  Commodity options owned, at market value
   (cost $15,708,100 and $15,880,430, respectively )          31,297,651       8,992,060
                                                            ------------    ------------
                                                              78,144,657      85,985,893
Interest receivable                                              245,775         255,849
Due from broker                                                  960,377            --
                                                            ------------    ------------
                                                            $ 79,350,809    $ 86,241,742
                                                            ============    ============

Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                               $    378,369    $    908,487
  Management fees                                                111,686         128,962
  Other fees                                                      54,648          46,760
Due to broker                                                       --           808,761
Redemptions payable                                              394,204       1,485,873
Commodity options written, at market value
  (premium $9,909,222 and $11,396,728, respectively )         10,789,360       8,556,476
                                                            ------------    ------------

                                                              11,728,267      11,935,319
                                                            ------------    ------------
Partners' Capital:
  General Partner, 704.3292 and 682.3138 Unit equivalents
    outstanding in 2000 and 1999, respectively                   869,924         774,815
  Limited Partners, 54,045.6759 and 64,753.0149
    Units of Limited Partnership Interest
    outstanding in 2000 and 1999, respectively                66,752,618      73,531,608
                                                            ------------    ------------
                                                              67,622,542      74,306,423
                                                            ------------    ------------
                                                            $ 79,350,809    $ 86,241,742
                                                            ============    ============

See Notes to Financial Statements.

                        SMITH BARNEY AAA ENERGY FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                    September 30,
                                                   ---------------------------     ---------------------------
                                                       2000           1999              2000           1999
                                                   ----------------------------    ----------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions     $  2,269,089    $(12,799,773)   $  1,114,076    $ 32,481,837
  Change in unrealized gains (losses) on open
   positions                                         1,763,122       7,362,081       7,899,297     (14,306,469)
                                                   ------------    ------------    ------------    ------------
                                                     4,032,211      (5,437,692)      9,013,373      18,175,368
Less, brokerage commissions including clearing
  fees of $224,293, $462,339, $793,016 and
  $1,115,853, respectively                          (1,630,534)     (4,130,505)     (5,872,382)     (9,356,848)
                                                   ------------    ------------    ------------    ------------
  Net realized and unrealized gains (losses)         2,401,677      (9,568,197)      3,140,991       8,818,520
  Interest income                                      792,889         897,462       2,312,158       2,546,874
                                                   ------------    ------------    ------------    ------------
                                                     3,194,566      (8,670,735)      5,453,149      11,365,394
                                                   ------------    ------------    ------------    ------------


Expenses:
  Management fee                                       320,384         482,242       1,008,780       1,407,767
  Other                                                 28,585          13,469         110,652          41,867
                                                    ------------    ------------    ------------    ------------
                                                       348,969         495,711       1,119,432       1,449,634
                                                    ------------    ------------    ------------    ------------

  Net income (loss)                                  2,845,597      (9,166,446)      4,333,717       9,915,760
  Allocation to the Special Limited Partner               --         2,012,782            --        (1,473,777)
  Redemptions                                       (3,740,323)       (344,672)    (15,497,598)     (3,098,628)
  Additions - Limited Partners                            --              --         4,455,000            --
            - General Partner                             --              --            25,000            --
                                                    ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital        (894,726)     (7,498,336)     (6,683,881)      5,343,355

Partners' capital, beginning of period              68,517,268      92,569,031      74,306,423      79,727,340
                                                   ------------    ------------    ------------    ------------
Partners' capital, end of period                  $ 67,622,542    $ 85,070,695    $ 67,622,542    $ 85,070,695
                                                   ------------    ------------    ------------    ------------
Net asset value per Unit
  (54,750.0051 and 64,903.9481 Units
  outstanding at September 30, 2000 and
  1999, respectively)                             $   1,235.11    $   1,310.72    $   1,235.11    $   1,310.72
                                                  ------------    ------------    ------------    ------------
Net income (loss) per Unit of Limited
  Partnership Interest and General
  Partner Unit equivalent                         $      58.05    $    (109.83)   $      99.54    $     126.39
                                                  ------------    ------------    ------------    ------------


See Notes to Financial Statements
                                                                             4

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

         Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc.("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made by AAA Capital Management LLC (the "Advisor"). The Principal of the Advisor is an employee of SSB.

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2000 and December 31, 1999 and the results of its operations for the three and nine months ended September 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


2.       Net Asset Value Per Unit:

          Changes in net asset value per Unit for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                        THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                         2000        1999         2000        1999
Net realized and unrealized
 gains (losses)                      $  50.22    $ (146.90)   $   80.06    4  131.49
Interest income                         14.02        13.78        37.56        38.90
Expenses                                (6.19)       23.29       (18.08)      (44.00)
                                     ---------    ---------    ---------    ---------

Increase (decrease) for Period          58.05      (109.83)       99.54       126.39

Net Asset Value per Unit,
 Beginning of period                 1,177.06     1,420.55     1,135.57     1,184.33
                                    ---------    ---------    ---------    ---------

Net Asset Value per Unit,
 End of Period                     $ 1,235.11   $ 1,310.72   $ 1,235.11   $ 1,310.72
                                    =========    =========    =========    =========

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


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

         All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended September 30, 2000 and December 31, 1999, based on a monthly calculation, was $2,953,305 and $(6,771,852), respectively. The fair value of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2000 and December 31, 1999 was $8,275,167 and $(939,306), respectively, as detailed below.

                      Fair Value
              September 30,  December 31,
                   2000        1999
               ---------    ---------

Energy         $4,816,284   $(315,675)
Energy Swaps    3,458,883    (623,631)
               ----------   ---------

Total          $8,275,167   $(939,306)
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

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


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

         Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB. As of September 30, 2000, the only counterparties to the Partnership's swap contracts were Citibank, N.A., which is affiliated with the Partnership, Morgan Stanley Capital Group Inc., J. Aron & Company and Hess Energy Trading Company, LLC.

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

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 2000.

        The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and expenses, interest income, redemptions of Units and distributions of profits, if any.

        For the nine months ended September 30, 2000, Partnership capital decreased 9.0% from $74,306,423 to $67,622,542. This decrease was attributable to the redemption of 14,630.4789 Units totaling $15,497,598 which was partially offset by the net income from operations of $4,333,717 and additional sales of 3,945.1553 Units totaling $4,480,000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's third quarter of 2000, the net asset value per unit increased 4.9% from $1,177.06 to $1,235.11, as compared to an decrease of 7.7% in the third quarter of 1999. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2000 of $4,032,211. Gains were primarily attributable to the trading of energy swaps, NYMEX Crude Oil, NYMEX Unleaded Gas and NYMEX Heating Oil and were partially offset by losses in NYMEX Natural Gas, IPE Gas Oil and IPE Brent Crude. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 1999 of $5,437,692. Losses were primarily attributable to the trading of NYMEX Natural Gas, NYMEX Unleaded Gas, NYMEX Heating Oil, IPE Brent Crude and energy swaps and were partially offset by gains in NYMEX Crude Oil and IPE Gas Oil.

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

          Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 2000 decreased by $104,573 and $234,716, respectively, as compared to the corresponding periods in 1999. The decrease in interest income is primarily the result of the effect of redemptions on the Partnership's equity maintained in cash during the nine month period ended September 30, 2000.

          Brokerage commissions are based on the number of trades executed by the Advisor. Commissions and fees for the three and nine months ended September 30, 2000 decreased by $2,499,971 and $3,484,466, respectively, as compared to the corresponding periods in 1999.

          Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2000 decreased by $161,858 and $398,987, respectively, as compared to the corresponding periods in 1999.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2000, the Partnership's total capitalization was $67,622,542. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.


                               September 30, 2000
                                   (Unaudited)

                                                      Year to Date
                                  % of Total          High           Low
Market Sector  Value at Risk   Capitalization    Value at Risk    Value at Risk
--------------------------------------------------------------------------------

Energy         $4,986,559       7.37%            $13,408,693   $        0
Energy Swaps    2,865,891       4.24%              7,158,350    2,865,891
               -----------     -------
Total          $7,852,450      11.61%
              ===========      =======

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -

               For information concerning the matter entitled MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc., see the description that appears in the ninth paragraph under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution.

Item 2.  Changes in  Securities  and Use of Proceeds -

               For the nine months ended September 30, 2000, there were additional sales of 3,923.1399 Units totaling $4,455,000 and contributions by the General Partner representing 22.0154 Unit equivalents totaling $25,000. There were no additional sales during the three months ended September 30, 1999.

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


Date:        11/14/00

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
           (General Partner)



By:  /s/ David J. Vogel, President
         David J. Vogel, President


Date:        11/14/00



By:  /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and
         Director

Date:        11/14/00