Form 10-K
period 2000-12-31
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2001-03-29
CIK 1057051

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Units of Limited
                                                             Partnership
                                                             Interest
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 2001, Limited Partnership Units with an aggregate value of $80,421,165 were outstanding and held by non-affiliates.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Item 1. Business.

                  (a) General development of business. Smith Barney AAA Energy Fund L.P. (the "Partnership") is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York. The objective of the Partnership is to achieve substantial appreciation of its assets through speculative trading, directly or indirectly, in commodity interests generally including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. At present, the Partnership may trade commodity futures and options contracts of any kind, but initially it traded solely energy and energy related products. In addition, the Partnership has entered into swap contracts on energy related products (together with other traded futures and options contracts, the "Commodity Interests"). During the initial offering period (February 12, 1998 through March 15, 1998) the Partnership sold 49,538 Units. The Partnership commenced its Commodity Interest trading activities on March 16, 1998. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. Sales and redemptions of Units and general partner contributions and redemptions for the years ended December 31, 2000, 1999 and the period from January 5, 1998 (date Partnership was organized) to December 31, 1998 are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data."

       The Partnership will be liquidated upon the first to occur of the following: December 31, 2018; if the net asset value per Unit falls below $400 as of the close of business on any business day or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").
      Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
      The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.
      Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors. The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.
      The General Partner has entered into a management agreement (the "Management Agreement") with AAA Capital Management, Inc. (the "Advisor") who will make all commodity trading decisions for the Partnership. Mr. A.

Anthony Annunziato is the sole trading principal of the Advisor and is also an employee of SSB. The Advisor is not responsible for the organization or operation of the Partnership.
      Pursuant to the terms of the Management Agreement, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of the month. In addition, the Advisor will be a Special Limited Partner of the Partnership and will receive an annual profit share allocation to its capital account in the Partnership equal to 20% of New Trading Profits (as defined in the Management Agreement) of the Partnership.
       The Customer Agreement between the Partnership and SSB (the "Customer Agreement") provides that the Partnership pays SSB brokerage commissions at $18 per round turn for futures and swap transactions and $9 per side for options. SSB pays a portion of its brokerage fees to its financial consultants who have sold Units. The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. In addition, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30 day U.S. Treasury bill rate determined weekly by SSB based on the non-competitive yield on 3 month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. The Customer Agreement may be terminated by either party.
      (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 2000, 1999 and the period from March 16, 1998 (commencement of trading operations) to December 31, 1998 are set forth under "Item 6. Selected Financial Data." The Partnership capital as of December 31, 2000 was $74,326,664.
      (c) Narrative  description of business.
          See Paragraphs (a) and (b) above.
          (i) through (x) - Not  applicable.
          (xi) through  (xii) - Not  applicable.
          (xiii) - The Partnership has no employees.
      (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.
Item 2. Properties.
          The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3. Legal Proceedings.
      Salomon Smith Barney Inc, ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.
      There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of CFTC disclosure requirements are:
      In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust), Ameritech Corporation, and an officer of Ameritech sued Salomon Brothers Inc and Salomon Brothers Realty Corporation in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The complaint alleged that purchases by Ameritech Pension Trust from the Salomon entities of approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. violated the Employee Retirement Income Security Act ("ERISA"), the Racketeer Influenced and Corrupt Organization Act ('RICO") and state law. Salomon Brothers Inc had acquired the participations issued by Motels of America and Best Inns to finance purchases of motel portfolios and sold 95% of three such issues and 100% of one such issue to Ameritech Pension Trust. Ameritech Pension Trust's complaint sought (1) approximately $20.9 million on the ERISA claim, and (2) in excess of $70 million on the RICO and state law claims as well as other relief. In various decisions between August 1993 and July 1999, the courts hearing the case have dismissed all of the allegations in the complaint against the Salomon entities. In October 1999, Ameritech appealed to the U.S. Supreme Court and in January 2000, the Supreme Court agreed to hear the case. An argument was heard on April 17, 2000. The appeal seeks review of the decision of the U.S. Court of Appeals for the Seventh Circuit that dismissed the sole remaining ERISA claim against the Salomon entities. In June the Supreme Court reversed the Seventh Circuit and the matter has been remanded to the Trial Courts.
      Both the Department of Labor and the Internal Revenue Service have advised Salomon Brothers Inc that they were or are reviewing the transactions in which Ameritech Pension Trust acquired such participations. With respect to the Internal Revenue Service review, Salomon Smith Barney Holdings, Salomon Brothers Inc and Salomon Brothers Realty have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.
     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Salomon Smith Barney, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et aL v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. Salomon Smith Barney and the remaining brokerage firms settled with Orange County in mid 1999.
     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc, et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. Salomon Smith Barney has asked the court to dismiss the amended complaints. The Court denied the motion but stayed the case. Subsequently, the city withdrew its lawsuit.
      It November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including Salomon Smith Barney, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. Salomon Smith Barney has asked the court to dismiss the amended complaint.

      In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of
Treasury securities in advanced refunding transactions. In April 2000 SSB and several other broker-dealers entered into a settlement with the IRS and the SEC.
      In December 1998, Salomon Smith Barney was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, Salomon Smith Barney, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules l5cl -2, 15c2-7 and 17a-3 thereunder,
(ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.
      In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against Salomon Smith Barney in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, Salomon Smith Barney breached its contracts with plaintiffs, misused their monies, and engaged in tortious (wrongful) conduct, including breaching its fiduciary duties. Salomon Smith Barney asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and misuse of money claims to stand, Salomon Smith Barney will continue to contest this lawsuit vigorously.
Item 4. Submission of Matters to a Vote of Security Holders.
          There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                    PART II
Item 5.    Market for Registrant's  Common Equity and Related Security Holder
           Matters.
            (a) Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited Partnership Interest.
            (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 2000 was 708.
            (c) Distribution. The Partnership did not declare a distribution in 2000 or 1999.
            (d)   Use of Proceeds.  For the twelve  months ended  December 31,
                 2000,   there  were  additional  sales  of  3,923.1399  Units
                 totaling $4,455,000 and contributions by the General Partner representing 22.0154 Unit equivalents totaling $25,000. For the twelve months ended December 31, 1999, there were additional sales of 2,558.8989 Units totaling $3,354,000 and contributions by the General Partner representing 15.2588 Unit equivalents totaling $20,000. For the period ended

                 December   31,   1998,   there  were   additional   sales  of
                 16,475.2559 Units totaling $15,973,000 and contributions by the General Partner representing 166.0550 Unit equivalents totaling $161,000.
                 Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6. Selected Financial Data. The Partnership commenced trading operations on March 16, 1998. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 2000, 1999 and the period from March 16, 1998 (commencement of trading operations) to December 31, 1998 and total assets at December 31, 2000, 1999 and 1998 were as follows:


                                                         2000             1999               1998
                                                      -----------     -------------      -----------
Realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 of $7,591,291, $12,587,354 and
 $5,527,260, respectively                             $14,488,934      $(4,677,441)       $14,675,192

Interest income                                         2,520,294        3,411,756          1,978,202
                                                      ------------    -------------       -----------


                                                      $17,009,228      $(1,265,685)       $16,653,394
                                                      ============    =============       ===========

Net income (loss) before
 Special Allocation to
 Special Limited                                      $15,501,056      $(3,236,003)       $15,401,913
                                                      ============     =============      ===========

Allocation to Special
 Limited Partner                                      $ 1,831,884            $  -         $ 2,699,932
                                                      ============           =======      ===========

Net income (loss) available
 for pro rata distribution
 to Partners                                          $13,669,172      $(3,236,003)       $12,701,981
                                                      ============     =============      ===========

Increase (decrease) in
 net asset value per Unit                                 $272.65          $(48.76)           $184.33
                                                          ========         =========          =======


Total assets                                          $95,783,289       $86,241,742       $84,035,617
                                                      ============      ============      ===========


Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.
           (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
           (1) Partnership funds are invested only in commodity interests which are traded in sufficient volume to permit, in the opinion of the Advisor, ease of taking and liquidating positions.
           (2) The Partnership diversifies its positions among various commodities. The Advisor does not initiate additional positions in any commodity for the Partnership if such additional positions would result in aggregate positions for all commodities requiring a margin of more than 66-2/3% of net assets of the Partnership managed by the Advisor.
           (3) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.

           (4) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.
           (5) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
           (6) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the contracts.
           The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also "Item 8. Financial Statements and Supplementary Data" for further information on financial instrument risk included in the notes to financial statements). Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Unit to less than $400 as of the close of business on any business day.
             (b) Capital  resources. (i) The  Partnership  has made no  material commitments  for  capital expenditures.
           (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions and advisory fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.
                For the year ended December 31, 2000, there were additional sales of 3,923.1399 Units totaling $4,455,000 and contributions by the General Partner representing 22.0154 Unit equivalents totaling $25,000. For the year ended December 31, 1999, there were additional sales of 2,558.8989 Units totaling $3,354,000 and contributions by the General Partner representing
15.2588 Unit equivalents totaling $20,000. For the period ended December 31, 1998, there were additional sales of 16,475.2559 Units totaling $15,973,000 and contributions by the General Partner representing 166.0550 Unit equivalents totaling $161,000.
                No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem his Units at their net asset value as of the last day of a month on 10 days notice to the General Partner. For the year ended December 31, 2000, 17,900.7647 Units were redeemed totaling $19,960,815. For the year ended December 31, 1999, 2,177.4358 Units were redeemed totaling $2,858,982. For the period ended December 31, 1998, 1,642.7041 Units were redeemed totaling $1,848,573.
           Units of Limited Partnership Interest were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of

Regulation D as well as to those persons who are not accredited investors but who have either a net worth (exclusive of home, furnishings and automobile) either individually or jointly with the investor's spouse of at least three times his investment in the Partnership (the minimum investment for which was $25,000) or gross income for the two previous years and projected gross income for the current fiscal year of not less than three times his investment in the Partnership for each year.
           (c) Results of Operations. For the year ended December 31, 2000, the net asset value Per Unit increased 24.0% from $1,135.57 to $1,408.22. For the year ended December 31, 1999 the net asset value Per Unit decreased 4.1% from $1,184.33 to $1,135.57. For the period from March 16, 1998 (commencement of trading operations) to December 31, 1998 the Net Asset Value Per Unit increased 18.4% from $1,000.00 to $1,184.33.
                The Partnership experienced net trading gains of $22,080,225 before commissions and expenses for the year ended December 31, 2000. Gains were primarily attributable to the trading of NYMEX Natural Gas, NYMEX Crude Oil, NYMEX Heating Oil and energy swaps and were partially offset by losses in NYMEX Unleaded Gas and IPE Gas Oil and Brent Crude.
                The Partnership experienced net trading gains of $7,909,913 before commissions and expenses for the year ended December 31, 1999. Gains were primarily attributable to the trading of NYMEX Electricity, NYMEX Natural Gas, NYMEX Crude Oil and IPE Gas Oil and were partially offset by losses in NYMEX Unleaded Gas, NYMEX Heating Oil, IPE Brent Crude, CME GSC Index and energy swaps.

                The  Partnership  experienced  net trading gains of  $20,202,452 before commissions and expenses for the period from March 16, 1998 (commencement of trading operations) to December 31, 1998. Gains were primarily attributable to the trading of NYMEX Natural Gas, NYMEX Heating Oil, CME GSC Index and energy swaps and were partially offset by losses in NYMEX Electricity, NYMEX Crude Oil, NYMEX Unleaded Gas and IPE Gas Oil and Brent Crude
                Commodity markets are highly volatile.  Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.
           (d) Operational Risk
                The  Partnership  is directly  exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks  include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.
Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among units within the Partnership, and in the markets where the Partnership participates.
Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unitholder, creditors, and regulators, is free of material errors.

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

      In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.
      The fair value of the Partnership's futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.
      In quantifying the Partnership's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market Sectors
                  The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2000, the Partnership's total capitalization was $74,326,664.


                                December 31, 2000

                                                                                       Year to Date
                                                          % of Total              High                 Low
Market Sector                      Value at Risk        Capitalization         Value at Risk      Value at Risk
----------------------------------------------------------------------------------------------------------------

Energy                               $ 4,708,717             6.34%              $16,360,644          $3,346,961
Energy Swaps                           6,991,928             9.40%               14,203,616           4,461,788
                                     -----------             -----
Total                               $11,700,645             15.74%
                                    ===========             ======

As of December 31, 1999, the Partnership's total capitalization was $74,306,423.

                                December 31, 1999
                                                                                   Year to Date
                                                      % of Total             High                Low
Market Sector                     Value at Risk      Capitalization       Value at Risk     Value at Risk
---------------------------------------------------------------------------------------------------------

Energy                            $14,343,463             19.3%            $26,883,321         $9,243,752
Energy Swaps                        6,930,434              9.3%             22,222,908          1,644,887
                                  -----------             ----
Total                             $21,273,897             28.6%
                                  ===========             ====

Material Limitations on Value at Risk as an Assessment of Market Risk
      The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."
Non-Trading Risk
      The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
      Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.
Qualitative Disclosures Regarding Primary Trading Risk Exposures
      The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's strategies to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
      The following were the primary trading risk exposures of the Partnership as of December 31, 2000, by market sector.
      Energy. Energy related products, such as crude oil, heating oil, gasoline, natural gas and electricity, constitute the principal market exposure of the Partnership. The Partnership has substantial market exposure to gas and oil price movements, often resulting from political developments in the Middle East. Political developments in other countries or regions can also materially impact upon the prices of energy products, as could changing supply and demand relationships, weather, governmental, commercial and trade programs and policies, and other significant economic events. Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.
      The Partnership engages in swap transactions in crude oil and other energy related products. In this connection, the Partnership contracts with its counterparty to exchange a stream of payments computed by reference to a notional amount and the price of the energy product that is the subject of the swap. Swap contracts are not guaranteed by an exchange or clearing house. SSB does not engage in swap transactions as a principal. The Advisor has never suffered a loss from counterparty defaults in the swap market.
      The Partnership will usually enter into swaps on a net basis, i.e., the two payment streams are netted out in a cash settlement on the payment date or dates specified in the agreement, with the Partnership receiving or paying, as the case may be, only the net amount of the two payments. Swaps do not involve the delivery of underlying assets or principal. Accordingly, the risk of loss with respect to swaps is limited to the net amount of payments that the Partnership is contractually obligated to make. If the counterparty to a swap defaults, the Partnership's risk of loss consists of the net amount of payments that the Partnership is contractually entitled to receive

      The Partnership may also enter into spot transactions to purchase or sell commodities with SSB, or one of its affiliates, as principal. Such spot transactions provide for two day settlement and are not margined. Such transactions may be entered into in connection with exchange for physical transactions. Like the swap contract market, the spot market is a principals' market so there is no clearinghouse guarantee of performance. Instead, the Partnership is subject to the risk of inability of, or refusal by, a counterparty to perform with respect to the underlying contract.
      Other Commodity Interests. The Fund primarily emphasizes the trading of energy products, but may also trade some portion of its assets in other commodity interests, including, but not limited to, commodity interest contracts on the Goldman Sachs Commodity Index (an index future comprised primarily of energy products). Commodity interest prices can be affected by numerous factors, including political developments, weather conditions, seasonal effects and other factors which affect supply and demand for the underlying commodity.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
      The following were the only non-trading risk exposures of the Partnership as of December 31, 2000.
      Non-Segregated Account. Since 10% or more of the Units are owned by employees of SSB, the General Partner and their principals and employees (including the principals of the Advisor), the Partnership's commodity futures account with SSB will be carried as a "proprietary account". Such accounts do not receive the protections afforded by Section 4d(2) of the Commodity Exchange Act relating to the segregation of customer funds. This means that in the event of a bankruptcy of the futures commission merchant carrying the account, the balance in the account would be classified in the liquidation as that of a general creditor. As such, the Partnership's account would not be a first-priority distribution of the firm's assets. By contrast, segregated accounts are a first priority distribution.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
      The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
      The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor's own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
      The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor's research of risk management often suggests ongoing modifications to its trading programs.
      As part of the General Partner's risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor's portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to its programs.

Item 8.         Financial Statements and Supplementary Data.




                   SMITH BARNEY AAA ENERGY FUTURES FUND L.P.
                         INDEX TO FINANCIAL STATEMENTS


                                                                     Page
                                                                    Number


Oath or Affirmation                                                  F-2

Report of Independent Accountants                                    F-3

Financial Statements:
Statement of Financial Condition
at December 31, 2000 and 1999                                        F-4

Statement of Income and  Expenses  For the years ended  December
31, 2000, 1999 and the period from March 16, 1998  (commencement of trading operations) to December 31,
1998                                                                 F-5

Statement of Partners'  Capital for the years ended December 31,
2000, 1999 and the period from January 5, 1998 (date Partnership
was organized) to December 31, 1998                                  F-6

Notes to Financial Statements                                     F-7 - F-11

   To The Limited Partners of
                        Smith Barney AAA Energy Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  Daniel A. Dantuono, Chief Financial Officer
     Smith Barney Futures Management LLC
     General Partner, Smith Barney AAA
       Energy Fund L.P.

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y. 10013
212-723-5424







                              F.2

                      Report of Independent Accountants

To the Partners of
   Smith Barney AAA Energy Fund L.P.:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney AAA Energy Fund L.P. at December 31, 2000 and 1999 and the results of its operations for the two years in the period ended December 31, 2000, and the period from January 15, 1998 (date Partnership was organized) to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 9, 2001

                                Smith Barney AAA
                                Energy Fund L.P.
                        Statement of Financial Condition
                           December 31, 2000 and 1999

                                                                   2000             1999
Assets:
Equity in commodity futures trading account:
  Cash (Note 3c)                                               $ 20,958,126    $ 78,368,723
  Net unrealized depreciation on open futures positions         (13,615,408)       (751,259)
  Net unrealized depreciation on open swaps positions              (231,661)       (623,631)
  Commodity options owned, at fair value (cost $21,531,952
   and $15,880,430, respectively)                                79,038,621       8,992,060
                                                               ------------    ------------
                                                                 86,149,678      85,985,893
   Due from brokers                                               9,617,028            --
   Interest receivable                                               16,583         255,849
                                                               ------------    ------------
                                                               $ 95,783,289    $ 86,241,742
                                                               ------------    ------------


Liabilities and Partners' Capital:
Liabilities:
  Commodity options written, at fair value
   (premium received $8,255,382 and $11,396,728,
   respectively)                                               $ 12,063,964    $  8,556,476
  Accrued expenses:
   Commissions                                                      335,187         908,487
   Management fees                                                  132,182         128,962
   Professional fees                                                 58,534          31,701
   Other                                                             14,035          15,059
  Due to brokers                                                  4,937,803         808,761
  Due to SSB                                                        343,968            --
  Redemptions payable (Note 5)                                    3,570,952       1,485,873
                                                               ------------    ------------
                                                                 21,456,625      11,935,319
                                                               ------------    ------------
Partners' capital (Notes 1, 5 and 7):
  General Partner, 704.3292 and 682.3138 Unit equivalents
   outstanding in 2000 and 1999, respectively                       991,850         774,815
  Limited Partners, 50,775.3901 and 64,753.0149 Units of
   Limited Partnership Interest outstanding in 2000 and
   1999, respectively                                            71,502,930      73,531,608
  Special Limited Partner, 1,300.8510 and 0 Units of Limited
   Partnership Interest outstanding in 2000 and 1999,
   respectively                                                   1,831,884            --
                                                               ------------    ------------
                                                                 74,326,664      74,306,423
                                                               ------------    ------------
                                                               $ 95,783,289    $ 86,241,742
                                                               ------------    ------------

See notes to financial statements.

                                Smith Barney AAA
                                Energy Fund L.P.
                        Statement of Income and Expenses
                 for the years ended December 31, 2000 and 1999
                     and for the period from March 16, 1998
                      (commencement of trading operations)
                              to December 31, 1998

                                                                2000                1999                1998

Income:
  Net gains (losses) on trading of commodity interests:
   Realized gains (losses) on closed positions               $(23,193,801)        $20,438,146         $13,097,227
   Change in unrealized gains (losses) on open positions       45,274,026         (12,528,233)          7,105,225
                                                           --------------      --------------      --------------
                                                               22,080,225           7,909,913          20,202,452
  Less, Brokerage commissions including clearing fees
   of $1,024,792, 1,574,467 and $686,659, respectively
   (Note 3c)                                                   (7,591,291)        (12,587,354)         (5,527,260)
                                                           --------------      --------------      --------------
  Net realized and unrealized gains (losses)                   14,488,934          (4,677,441)         14,675,192
  Interest income (Notes 3c and 6)                              2,520,294           3,411,756           1,978,202
                                                           --------------      --------------      --------------
                                                               17,009,228          (1,265,685)         16,653,394
                                                           --------------      --------------      --------------
Expenses:
  Management fees (Note 3b)                                     1,365,960           1,820,154           1,125,531
  Organization expense (Note 6)                                        --                  --              75,951
  Professional fees                                               111,791             111,375              37,000
  Other expenses                                                   30,421              38,789              12,999
                                                           --------------      --------------      --------------
                                                                1,508,172           1,970,318           1,251,481
                                                           --------------      --------------      --------------
Net income (loss) before allocation to the Special
  Limited Partner                                              15,501,056          (3,236,003)         15,401,913
Allocation to the Special Limited Partner                       1,831,884                  --           2,699,932
                                                           --------------      --------------      --------------
Net income (loss) available for pro rata distribution         $13,669,172         $(3,236,003)        $12,701,981
                                                            --------------      --------------      --------------

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent (Notes 1
  and 7                                                           $272.65             $(48.76)            $184.33
                                                            --------------      --------------      --------------



See notes to financial statements.

                                Smith Barney AAA
                                Energy Fund L.P.
                         Statement of Partners' Capital
                  for the years ended Decemer 31, 2000 and 1999
                     and for the period from January 5, 1998
                        (date Partnership was organized)
                              to December 31, 1998

                                                                   Special
                                                    Limited        Limited          General
                                                   Partners         Partner         Partner          Total
Initial capital contributions                   $      1,000    $       --      $      1,000    $      2,000
Proceeds from offering of 49,538 Units of
   Limited Partnership Interest and General
   Partner's contribution representing 500 Unit
   equivalents (Note 1)                           49,538,000            --           500,000      50,038,000
                                                ------------    ------------    ------------    ------------
Opening Partnership capital for operations        49,539,000            --           501,000      50,040,000
Sale of 16,475.2559 Units of Limited
  Partnership Interest and General Partner's
  contribution representing 166.0550 Unit
  equivalents                                     15,973,000            --           161,000      16,134,000
Redemption of 1,642.7041 Units of Limited
  Partnership Interest                            (1,848,573)           --              --        (1,848,573)
Allocation of net income for the period
  ended December 31, 1998:
Allocation of 2,279.7128 Units of Limited
   Partnership Interest to the Special
  Limited Partner (Note 3b)                             --         2,699,932            --         2,699,932
Net loss available for pro rata distribution      12,573,968           --            128,013      12,701,981
                                                ------------    ------------    ------------    ------------
Partners' capital at December 31, 1998            76,237,395       2,699,932         790,013      79,727,340
Sale of 2,558.8989 Units of Limited
   Partnership Interest and General
   Partner's contribution representing
   15.2588 Unit equivalents                        3,354,000            --            20,000       3,374,000
Redemption 2,177.4358 Units of Limited
   Partnership Interest                           (2,858,982)           --              --        (2,858,982)
Redemption 2,279.7128 Units of Special
   Limited Partnership Interest                         --        (2,699,932)           --        (2,699,932)
Net loss available for pro rata distribution      (3,200,805)           --           (35,198)     (3,236,003)
                                                ------------    ------------    ------------    ------------
Partners' capital at December 31, 1999            73,531,608            --           774,815      74,306,423
Sale of 3,923.1399 Units of Limited
   Partnership Interest and General
   Partner's contribution representing
   22.0154 Unit equivalents                        4,455,000            --            25,000       4,480,000
Redemption 17,900.7647 Units of Limited
   Partnership Interest                          (19,960,815)           --              --       (19,960,815)
Allocation of net income for the year
  ended December 31, 2000:
Allocation of 1,300.8510 Units of Limited
   Partnership Interest to the Special
   Limited Partner (Note 3b)                            --         1,831,884            --         1,831,884
Net income available for pro rata
   distribution                                   13,477,137            --           192,035      13,669,172
                                                ------------    ------------    ------------    ------------
Partners' capital at December 31, 2000          $ 71,502,930    $  1,831,884    $    991,850    $ 74,326,664
                                                ------------    ------------    ------------    ------------


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

     Between February 12, 1998 (commencement of the offering period) and March 14, 1998, 49,538 Units of Limited Partnership Interest ("Units") were sold at $1,000 per Unit. The proceeds of the initial offering were held in an escrow account until March 15, 1998, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell an unlimited number of Units during its initial offering period.

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

2.   Accounting Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

     a. Limited Partnership Agreement:

        The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

     b. Management Agreement:

        The General Partner, on behalf of the Partnership, has entered into a Management Agreement with AAA Capital Management, Inc. (the "Advisor"), registered commodity trading advisor. Mr. A. Anthony Annunziato is the sole trading principal of the Advisor and is also an employee of SSB. The Partnership will pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. One half of the management fee will be paid to the Advisor, and the other half will be paid to SSB for services it provides in connection with the Advisor. In addition, the Advisor will be a Special Limited Partner of the Partnership and will receive an annual profit share allocation to its capital account in the Partnership equal to 20% of New Trading Profits, as defined, earned on behalf of the Partnership during each calendar year in the form of Units.

     c. Customer Agreement:

        The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SSB brokerage commissions at $18 per round turn for futures and swap transactions and $9 per side for options. The brokerage fee is inclusive of applicable floor brokerage. In addition, the Partnership will pay SSB National Futures Association ("NFA") fees, exchange, clearing, user and give-up fees. SSB will pay a portion of brokerage fees to its financial consultants who have sold Units in this Partnership. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2000 and 1999, the amount of cash held for margin requirements was $6,991,928 and $17,146,683, respectively. SSB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.
        The Customer Agreement may be terminated upon notice by either party.

4.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activity are shown in the statement of income and expenses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended December 31, 2000 and 1999, based on a monthly calculation, was $9,388,872 and $(6,771,852), respectively. The fair value of these commodity interests, including options and swaps thereon, if applicable, at December 31, 2000 and 1999, was $53,127,588 and $(939,306), respectively, as detailed below.




                               Fair Value

                        December 31,      December 31,
                            2000             1999

          Energy         $ 53,359,249    $   (315,675)
          Energy Swaps       (231,661)       (623,631)
                         ------------    ------------
          Total          $ 53,127,588    $   (939,306)
                         ------------    ------------

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

7.   Net Asset Value Per Unit:

     Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2000 and 1999 and the period from March 16, 1998 (commencement of trading operations) to December 31, 1998 were as follows:




                                                         2000         1999         1998

Net realized and unrealized gains (losses)           $  290.47   $   (70.95)   $  214.27
  Interest income                                        41.32        51.81        30.39
  Expenses                                              (59.14)      (29.62)      (60.33)
                                                      ---------    ---------    ---------
  Increase (decrease) for period                        272.65       (48.76)      184.33
  Net asset value per Unit, beginning of period       1,135.57     1,184.33     1,000.00
                                                      ---------    ---------    ---------
  Net asset value per Unit, end of period           $ 1,408.22  $  1,135.57   $ 1,184.33
                                                      ---------    ---------    ---------

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions (see table in Note 4). The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB. As of December 31, 2000, the counterparties to the Partnership's swap contracts were Citibank, N.A., which is affiliated with the Partnership, Morgan Stanley Capital Group Inc., J. Aron & Company, Enron North America Corp. and Hess Energy Trading Company, LLC. As of December 31, 2000, the Partnership owed Citibank N.A. $1,757,620, which is included in Due to brokers and represents cash due to Citibank N.A. for realized swap transactions.

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

     The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

  9. Subsequent Events:

     On January 31, 2001, there were additional redemptions of 128.9565 Units totaling $197,450.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
            During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                    PART III
Item 10.    Directors and Executive Officers of the Registrant.
            The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by AAA Capital Management, Inc. (the "Advisor").
Item 11.    Executive Compensation.
            The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." During the year ended December 31, 2000, SSB earned $7,591,291 in brokerage commissions and clearing fees. The Advisor earned $1,365,960 in management fees during 2000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
     (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
     (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 704.3292 (1.3%) Units of Limited Partnership Interest as of December 31, 2000.
     (c). Changes in control.  None
Item 13.    Certain Relationships and Related Transactions.
     Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial Statements and Supplementary Data." and "Item 11. Executive Compensation."

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                    (a)  (1)  Financial   Statements:   Statement  of  Financial
                         Condition at December 31, 2000 and 1999.
                         Statement of Income and Expenses for the years ended December 31, 2000, 1999 and for the period from March 16, 1998 (commencement of trading operations) to December 31, 1998.
                        Statement of Partners' Capital for the years ended December 31, 2000, 1999 and for the period from January 5, 1998 (date Partnership was organized) to December 31, 1998.
                  (2)   Financial Statement Schedules: Financial Data
                        Schedule for year ended December 31, 2000.
                  (3)   Exhibits:
                    3.1-Certificate  of  Limited   Partnership   (previously
                        filed).
                    3.2-Limited Partnership Agreement (previously filed).
                   10.1-Management  Agreement  among  the  Partnership,  the
                        General Partner and AAA Capital
                        Management, Inc. (previously filed).
                   10.2-Customer  Agreement  between  Registrant  and  Smith
                        Barney Inc. (the predecessor to Salomon Smith Barney Inc.) (previously filed).
                   10.3-Form of Subscription Agreement (previously filed).
                   10.4-Letter   from   General   Partner  to  AAA   Capital
                        Management, Inc. extending the Management
                        Agreement for 1999 (previously filed).
                   10.5-Letter  from  the  General  Partner  to AAA  Capital
                        Management, Inc. extending the Management Agreement for 2000 (filed herein).
         (b)Report on Form 8-K:  None Filed

      Supplemental  Information  To Be Furnished  With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K authorized, in the City of New York and State of New York on the 30th day of March 2001.


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




/s/ Shelley Ullman
Shelley Ullman
Director
                                       36