Form 10-Q
period 2001-03-31
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2001-05-15
CIK 1057051

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2001
                      --------------

Commission File Number 000-25921

                        SMITH BARNEY AAA ENERGY FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                            13-3986032
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)


                              (212) 723-5424
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----- ----

                        SMITH BARNEY AAA ENERGY FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                       Page
                                                                      Number

PART I - Financial Information:

  Item 1.       Financial Statements:

                Statement of Financial Condition
                at March 31, 2001 and December 31,
                2000 (unaudited).                                       3

                Statement of Income and Expenses and Partners'
                Capital for the three months ended March 31, 2001
                and 2000 (unaudited).                                   4


                Notes to Financial Statements
                (unaudited).                                          5 - 9

  Item 2.       Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations.                                           10 - 11

  Item 3.       Quantitative and Qualitative
                Disclosures of Market Risk                            12 - 13

PART II - Other Information                                             14

                                     PART I
                          Item 1. Financial Statements

                    Smith Barney AAA Energy Futures Fund L.P.
                        Statement of Financial Condition
                                   (Unaudited)


                                                           March 31,      December 31,
                                                             2001             2000
                                                        ------------     --------------
Assets:
Equity in commodity futures trading account:
  Cash                                                   $ 89,417,142    $ 20,958,126
  Net unrealized depreciation
   on open futures positions                               (3,223,926)    (13,615,408)
  Net unrealized appreciation (depreciation)
   on open swaps positions                                  1,161,711        (231,661)
  Commodity options owned, at market value
   (cost $2,499,344 and $21,531,952, respectively )         5,173,004      79,038,621
                                                         ------------    ------------
                                                           92,527,931      86,149,678
Due from brokers                                              341,928       9,617,028
Interest receivable                                           239,948          16,583
                                                         ------------    ------------
                                                         $ 93,109,807    $ 95,783,289
                                                         ============    ============

Liabilities and Partners' Capital:

Liabilities:
Commodity options written, at market value
  (premium $4,528,462 and $8,255,382, respectively )     $  4,677,858    $ 12,063,964
 Accrued expenses:
  Commissions                                                 285,633         335,187
  Management fees                                             147,876         132,182
  Other fees                                                   63,710          72,569
Due to brokers                                              1,026,690       4,937,803
Due to SSB                                                       --           343,968
Due to Special Limited Partner                              2,451,957            --
Redemptions payable                                           875,938       3,570,952
                                                         ------------    ------------
                                                            9,529,662      21,456,625
                                                         ------------    ------------
Partners' Capital:
  General Partner, 704.3292 Unit equivalents
    outstanding in 2001 and 2000                            1,130,343         991,850
  Limited Partners, 50,074.6115 and 50,775.3901
    Units of Limited Partnership Interest
    outstanding in 2001 and 2000, respectively             80,362,131      71,502,930
  Special Limited Partner, 1,300.8510 Units of Limited
   Partnership Interest outstanding in 2001 and 2000        2,087,671       1,831,884
                                                         ------------    ------------
                                                           83,580,145      74,326,664
                                                         ------------    ------------
                                                         $ 93,109,807    $ 95,783,289
                                                         ============    ============


See Notes to Financial Statements.

                        SMITH BARNEY AAA ENERGY FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)




                                                          Three Months Ended
                                                               March 31,
                                                     ----------------------------
                                                          2001            2000
                                                     -------------    -----------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions         $ 53,312,275    $(16,320,989)
  Change in unrealized gains (losses) on open
   positions                                           (39,388,969)     10,386,121
                                                      ------------    ------------

                                                        13,923,306      (5,934,868)
Less, brokerage commissions including clearing fees
  of $178,842 and $348,282, respectively                (1,232,166)     (2,334,897)
                                                      ------------    ------------

  Net realized and unrealized gains (losses)            12,691,140      (8,269,765)
  Interest income                                          560,370         792,698
                                                      ------------    ------------

                                                        13,251,510      (7,477,067)
                                                      ------------    ------------


Expenses:
  Management fees                                          420,166         362,508
  Other expenses                                            11,187          60,207
                                                      ------------    ------------

                                                           431,353         422,715
                                                      ------------    ------------

  Net income (loss)                                     12,820,157      (7,899,782)
                                                      ------------    ------------

   Allocation to the Special Limited Partner            (2,451,957)           --
   Additions - Limited Partner                                --         4,455,000
                    - General Partner                         --            25,000
   Redemptions - Limited Partner                        (1,114,719)     (7,361,542)
                                                      ------------    ------------

  Net increase (decrease)  in Partners' capital          9,253,481     (10,781,324)
Partners' capital, beginning of period                  74,326,664      74,306,423
                                                      ------------    ------------

Partners' capital, end of period                      $ 83,580,145    $ 63,525,099
                                                      ============    ============

Net asset value per Unit
  (52,079.7917 and 62,285.0258 Units outstanding
   at March 31, 2001 and 2000, respectively)          $   1,604.85    $   1,019.91
                                                      ============    ============

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $     196.63    $    (115.66)
                                                      ============    ============


See Notes to Financial Statements

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc.("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2001, all trading decisions are made by AAA Capital Management, Inc. (the "Advisor"). The Principal of the Advisor is an employee of SSB.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2001 and December 31, 2000 and the results of its operations for the three months ended March 31, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)


     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.     Financial Highlights:

     Changes in net asset value per Unit for the three months ended March 31, 2001 and 2000 were as follows:

                                           THREE-MONTHS ENDED
                                               MARCH 31,
                                      ------------------------
                                          2001          2000
                                      ---------   ----------

Net realized and unrealized
 gains (losses)                      $  240.68    $ (121.07)
Interest income                          10.64        11.58
Expenses                                (54.69)       (6.17)
                                      ---------    ---------

Increase (decrease) for  period         196.63      (115.66)

Net Asset Value per Unit,
  beginning of period                 1,408.22     1,135.57
                                     ---------    ---------

Net Asset Value per Unit,
  end of period                     $ 1,604.85   $ 1,019.91
                                     =========    =========



Total return                               14.0%

Ratio of expenses, including
 brokerage commissions, to average
 net assets*                               20.4%

Ratio of net income to average
 Net assets*                               51.5%

*  Annualized

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $17,343,985 and $9,388,872, respectively. The fair value of these commodity interests, including options and swaps thereon, if applicable, at March 31, 2001 and December 31, 2000 was $(1,567,068) and $53,127,588,
respectively, as detailed below.

                           Fair Value
                -----------------------------
                   March 30,      December 31,
                    2001             2000
                ------------    -------------

Energy         $ (2,728,779)   $ 53,359,249
Energy Swaps      1,161,711        (231,661)
               ------------    ------------
Total          $ (1,567,068)   $ 53,127,588
               ============    ============

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

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation (depreciation) in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB. As of March 31, 2001, the counterparties to the Partnership's swap contracts were Citibank, N.A., which is affiliated with the Partnership, Morgan Stanley Capital Group Inc., J. Aron & Company, Enron North America Corp. and Hess Energy Trading Company, LLC.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)


     These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's first quarter of 2001.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2001, Partnership capital increased 12.4% from $74,326,664 to $83,580,145. This increase was attributable to net income from operations of $12,820,157 which was partially offset by the redemption of 700.7786 Units totaling $1,114,719. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's first quarter of 2001, the net asset value per unit increased 14.0% from $1,408.22 to $1,604.85, as compared to a decrease of 10.2% in the first quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2001 of $13,923,306. Gains were primarily attributable to the trading of energy swaps, IPE Brent Crude, NYMEX Natural Gas and NYMEX Heating Oil and were partially offset by losses in NYMEX Unleaded Gas, IPE Gas Oil and NYMEX Crude Oil. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2000 of $5,934,868. Losses were primarily attributable to the trading of NYMEX Natural Gas, NYMEX Crude Oil, IPE Gas Oil, IPE Brent Crude Oil and energy swaps and were partially offset by gains in NYMEX Unleaded gas and NYMWX Heating Oil.

     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 2001 decreased by $232,328, as compared to the corresponding period in 2000. The decrease in interest income is primarily due to a decrease in interest rates during the period ended March 31, 2001.

     Brokerage commissions are based on the number of trades executed by the Advisor. Commissions and fees for the three months ended March 31, 2001 decreased by $1,102,731, as compared to the corresponding period in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2001 increased by $57,658, as compared to the corresponding period in 2000.

     Special limited partner allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three months ended March 31, 2001 resulted in Special Limited Partner allocations of $2,451,957. There were no Special Limited Partner allocations earned for the three months ended March 31, 2000.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2001, the Partnership's total capitalization was $83,580,145. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.


                                 March 31, 2001
                                   (Unaudited)

                                                      Year to Date
                                % of Total        High              Low
Market Sector  Value at Risk  Capitalization  Value at Risk     Value at Risk
--------------------------------------------------------------------------------
Energy         $10,458,993      12.51%         $21,318,285      $ 3,846,747
Energy Swaps     8,908,958      10.66%           8,908,958        2,915,143
               -----------      ------
Total          $19,367,951      23.17%
               ===========      ======

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds - There were no additional sales during the three months ended March 31, 2001. For the three months ended March 31, 2000, there were additional sales of 3,923.1399 Units totaling $4,455,000 and contributions by the General Partner representing 22.0154 Unit equivalents totaling $25,000.

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

SMITH BARNEY AAA ENERGY FUND L.P.


By:  Smith Barney Futures Management LLC
    (General Partner)



By:  /s/ David J. Vogel, President
     ----------------------------------
     David J. Vogel, President


Date: 5/11/01
      --------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
     (General Partner)



By:  /s/ David J. Vogel, President
     ----------------------------------
     David J. Vogel, President


Date: 5/11/01
      --------



By:  /s/ Daniel R. McAuliffe, Jr.
     ----------------------------------
     Daniel R. McAuliffe, Jr.
     Chief Financial Officer and
     Director

Date:        5/11/01
          -----------