Form 10-Q
period 2001-06-30
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2001-08-14
CIK 1057051

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2001
                      -------------

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

              Statement of Financial Condition
              at June 30, 2001 and December 31,
              2000 (unaudited).                                    3

              Statement of Income and Expenses
              and Partners' Capital for the three
              and six months ended June 30, 2001
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

                                     PART I
                          Item 1. Financial Statements

                    Smith Barney AAA Energy Futures Fund L.P.
                        Statement of Financial Condition
                                   (Unaudited)

                                                              June 30,       December 31,
                                                                2001            2000
                                                          -------------    ----------------
Assets:

Equity in commodity futures trading account:
  Cash                                                    $  99,784,735    $  20,958,126
  Net unrealized appreciation (depreciation)
   on open futures contracts                                    428,115      (13,615,408)
  Net unrealized depreciation
   on open swaps contracts                                     (612,810)        (231,661)
  Commodity options owned, at market value
   (cost $4,403,895 and $21,531,952, respectively )           5,806,062       79,038,621
                                                          -------------    -------------
                                                            105,406,102       86,149,678
Due from brokers                                              1,053,863        9,617,028
Interest receivable                                             211,598           16,583
                                                          -------------    -------------
                                                          $ 106,671,563    $  95,783,289
                                                          =============    =============

Liabilities and Partners' Capital:

Liabilities:
Commodity options written, at market value
  (premium $19,164,138 and $8,255,382, respectively )     $  14,918,408    $  12,063,964
 Accrued expenses:
  Commissions                                                   369,549          335,187
  Management fees                                               146,398          132,182
  Other fees                                                     44,890           72,569
  Due to brokers                                              2,280,005        4,937,803
  Due to SSB                                                       --            343,968
  Due to Special Limited Partner                              3,424,163             --
Redemptions payable                                             448,725        3,570,952
                                                          -------------    -------------
                                                             21,632,138       21,456,625
                                                          -------------    -------------
Partners' Capital:
  General Partner, 704.3292  Unit equivalents
    outstanding in 2001 and 2000, respectively                1,192,641          991,850
  Limited Partners, 48,615.9211 and 50,775.3901
    Units of Limited Partnership Interest
    outstanding in 2001 and 2000, respectively               82,321,373       71,502,930
  Special Limited Partner, 900.8510 and 1,300.8510 Unit
    equivalents outstanding in 2001 and 2000, respectively    1,525,411        1,831,884
                                                          -------------    -------------
                                                             85,039,425       74,326,664
                                                          -------------    -------------
                                                          $ 106,671,563    $  95,783,289
                                                          =============    =============

See Notes to Financial Statements.

                        SMITH BARNEY AAA ENERGY FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                       Three Months Ended             Six Months Ended
                                                                         June 30,                            June 30,
                                                               ---------------------------   ---------------------------
                                                                    2001           2000           2001           2000

                                                                ------------  -------------   ------------  -------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions                   $  1,947,880    $ 15,165,976    $ 55,260,155    $ (1,155,013)
  Change in unrealized gains (losses) on open
   positions                                                       5,001,153      (4,249,946)    (34,387,816)      6,136,175

                                                                ------------    ------------    ------------    ------------

                                                                   6,949,033      10,916,030      20,872,339       4,981,162
Less, brokerage commissions including clearing fees
  of $192,525, $220,441, $371,367 and $568,723, respectively      (1,598,496)     (1,906,951)     (2,830,662)     (4,241,848)

                                                                ------------    ------------    ------------    ------------

  Net realized and unrealized gains                                5,350,537       9,009,079      18,041,677         739,314
  Interest income                                                    747,548         726,571       1,307,918       1,519,269

                                                                ------------    ------------    ------------    ------------

                                                                   6,098,085       9,735,650      19,349,595       2,258,583

                                                                ------------    ------------    ------------    ------------


Expenses:
  Management fee                                                     460,473         325,888         880,639         688,396
  Other                                                               29,039          21,860          40,226          82,067

                                                                ------------    ------------    ------------    ------------

                                                                     489,512         347,748         920,865         770,463

                                                                ------------    ------------    ------------    ------------

  Net income                                                       5,608,573       9,387,902      18,428,730       1,488,120
  Allocation to the Special Limited Partner                         (972,205)           --        (3,424,162)           --
  Redemptions -Limited Partner                                    (2,495,108)     (4,395,733)     (3,609,827)    (11,757,275)
              -Special Limited Partner                              (681,980)           --          (681,980)           --
  Additions - Limited Partner                                           --              --              --         4,455,000
             - General Partner                                          --              --              --            25,000

                                                                ------------    ------------    ------------    ------------

  Net increase (decrease) in Partners' capital                     1,459,280       4,992,169      10,712,761      (5,789,155)

Partners' capital, beginning of period                            83,580,145      63,525,099      74,326,664      74,306,423

                                                                ------------    ------------    ------------    ------------

Partners' capital, end of period                                $ 85,039,425    $ 68,517,268    $ 85,039,425    $ 68,517,268
                                                                ------------    ------------    ------------    ------------

Net asset value per Unit
  (50,221.1013 and 58,210.5657 Units outstanding
  at June 30, 2001 and 2000, respectively)                      $   1,693.30    $   1,177.06    $   1,693.30    $   1,177.06
                                                                ------------    ------------    ------------    ------------


Net income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                  $      88.45    $     157.15    $     285.08    $      41.49
                                                                ------------    ------------    ------------    ------------


See Notes to Financial Statements
                                                                          4

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc.("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2001, all trading decisions are made by AAA Capital Management, Inc. (the "Advisor"). The sole trading principal of the Advisor is an employee of SSB.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2001 and December 31, 2000 and the results of its operations for the three and six months ended June 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)
2.     Financial Highlights:

         Changes in net asset value per Unit for the three and six months ended June 30, 2001 and 2000 were as follows:

                                     THREE-MONTHS ENDED          SIX-MONTHS ENDED
                                          JUNE 30,                    JUNE 30,
                                  -------------------------  -----------------------
                                      2001         2000          2001        2000
                                  ------------ ------------  ----------   -----------
Net realized and unrealized
 gains                           $  101.94     $  150.91     $  342.62     $  29.84
Interest income                      14.52         11.96         25.16        23.54
Expenses                            (28.01)        (5.72)       (82.70)      (11.89)
                                   ---------     ---------     ---------    ---------

Increase for Period                  88.45        157.15        285.08        41.49

Net Asset Value per Unit,
 Beginning of period              1,604.85      1,019.91      1,408.22     1,135.57
                                 ---------     ---------     ---------    ---------

Net Asset Value per Unit,
 End of Period                  $ 1,693.30    $ 1,177.06    $ 1,693.30   $ 1,177.06
                                 =========     =========     =========    =========

Total Return                           5.5%                       20.2%

Ratio of expenses, including
 brokerage  commissions, to
 average  net assets  *                9.7%                        9.1%

Ratio of net income to
 average net assets *                 26.0%                       43.0%
*  Annualized

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)


3.       Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses and partners' capital.

     The  Customer   Agreement   between  the  Partnership  and  SSB  gives  the
Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the six and twelve months ended June 30, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $3,815,237 and $9,388,872, respectively. The fair value of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2001 and December 31, 2000 was $(9,297,041) and $53,127,588,
respectively, as detailed below.

                        Fair Value
                -----------------------------
                  June 30,       December 31,
                    2001           2000
                 ---------      ------------

Energy         $ (8,684,231)   $ 53,359,249
Energy Swaps       (612,810)       (231,661)
               ------------    ------------

Total          $ (9,297,041)   $ 53,127,588
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

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation (depreciation) in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB. As of June 30, 2001, the counterparties to the Partnership's swap contracts were Citibank, N.A., which is affiliated with the Partnership, Morgan Stanley Capital Group Inc., J. Aron & Company, Enron North America Corp. and Hess Energy Trading Company, LLC.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)


     These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 2001.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2001, Partnership capital increased 14.4% from $74,326,664 to $85,039,425. This increase was attributable to net income from operations of $15,004,568 after the allocation to the special limited partner of $3,424,162 which was partially offset by the redemption of 1,258.6180 Units totaling $4,291,807. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's second quarter of 2001, the net asset value per unit increased 5.5% from $1,604.85 to $1,693.30, as compared to a increase of 15.4% in the second quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2001 of $6,949,033. Gains were primarily attributable to the trading of energy swaps, NYMEX Natural Gas, NYMEX Crude oil and NYMEX Heating Oil and were partially offset by losses in NYMEX Unleaded Gas and IPE Gas Oil. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2000 of $10,916,030. Gains were primarily attributable to the trading of NYMEX Natural Gas, NYMEX Crude Oil, IPE Gas Oil, IPE Brent Crude Oil and energy swaps and were partially offset by losses in NYMEX Unleaded gas and NYMWX Heating Oil.

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

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and six months ended June 30, 2001 decreased by $20,977 and $211,351, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to a decrease in interest rates during the period ended June 30, 2001.

     Brokerage commissions are based on the number of trades executed by the Advisor. Commissions and fees for the three and six months ended June 30, 2001 decreased by $308,455 and $1,411,186, respectively, as compared to the corresponding periods in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2001 increased by $134,585 and $192,243, respectively, as compared to the corresponding periods in 2000.

     Special limited partner allocations are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and six months ended June 30, 2001 resulted in Special Limited Partner allocations of $972,205 and $3,424,162, respectively. There were no Special Limited Partner allocations earned for the three and six months ended June 30, 2000.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2001, the Partnership's total capitalization was $85,039,425. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.


                                  June 30, 2001
                                   (Unaudited)

                                                       Year to Date
                                 % of Total          High            Low
Market Sector  Value at Risk   Capitalization   Value at Risk   Value at Risk
--------------------------------------------------------------------------------

Energy         $ 6,802,565       8.00%           $21,318,285   $ 3,846,747
Energy Swaps    10,592,430      12.50%            10,592,430     8,908,958
             -----------   -----------

Total          $17,394,995      20.50%
             ===========   ===========

                       PART II OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds - There were no additional sales during the three and six months ended June 30, 2001. For the three and six months ended June 30, 2000, there were additional sales of 3,923.1399 Units totaling $4,455,000 and contributions by the General Partner representing 22.0154 Unit equivalents totaling $25,000.

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


Date:        8/13/01
          -------------

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
           (General Partner)



By:  /s/ David J. Vogel, President
           David J. Vogel, President


Date:        8/13/01
          ------------



By:  /s/ Daniel R. McAuliffe, Jr.
     ----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director

Date:        8/13/01
          -----------