Form 10-Q
period 2001-09-30
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2001-11-14
CIK 1057051

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2001
                      ------------------

Commission File Number 000-25921
                       ---------

                        SMITH BARNEY AAA ENERGY FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                            13-3986032
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

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

                                                                  Page
                                                                 Number

PART I - Financial Information:

  Item 1.       Financial Statements:

                Statement of Financial Condition
                at September 30, 2001 and December 31,
                2000 (unaudited).                                    3

                Statement of Income and Expenses and Partners'
                Capital for the three and nine months ended
                September 30, 2001
                and 2000 (unaudited).                                4

                Notes to Financial Statements
                (unaudited).                                       5 - 12

  Item 2.       Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations.                                        13 - 15

  Item 3.       Quantitative and Qualitative
                Disclosures of Market              Risk            16 - 17

PART II - Other Information                                          18

                                     PART I
                          Item 1. Financial Statements

                    Smith Barney AAA Energy Futures Fund L.P.
                        Statement of Financial Condition
                                   (Unaudited)


                                                                September 30,    December 31,
                                                                     2001           2000
                                                               ------------     -------------
Assets:

  Investment in Master                                         $ 135,522,207    $           -
  Cash, in commodity futures trading account                           6,836       20,958,126
  Net unrealized depreciation on open
   positions, in commodity futures trading account                       -        (13,615,408)
  Net unrealized depreciation on open
   swap contracts, in commodity futures trading account                  -           (231,661)
  Commodity options owned, at value
   (cost $0 and $21,531,952, respectively), in commodity
   futures trading account                                               -         79,038,621
                                                               -------------    -------------
                                                                 135,529,043       86,149,678
Due from brokers                                                         -          9,617,028
Interest receivable                                                  279,441           16,583
                                                               -------------    -------------
                                                               $ 135,808,484    $  95,783,289
                                                               =============    =============

Liabilities and Partners' Capital:

Liabilities:
Commodity options written, at value
  (premium $0 and $8,255,382, respectively ), in commodity
   futures trading account                                      $         -     $  12,063,964
 Accrued expenses:
  Commissions                                                        773,597          335,187
  Management fees                                                    221,929          132,182
  Other fees                                                          27,836           72,569
  Due to brokers                                                         -          4,937,803
  Due to SSB                                                             -            343,968
  Due to Special Limited Partner                                   5,178,004              -
Redemptions payable                                                  347,645        3,570,952
                                                               -------------    -------------
                                                                   6,549,011       21,456,625
                                                               -------------    -------------
Partners' Capital:
  General Partner, 913.9790 and 704.3292  Unit equivalents
    outstanding in 2001 and 2000, respectively                     1,650,719          991,850
  Limited Partners, 70,654.9824 and 50,775.3901
    Units of Limited Partnership Interest
    outstanding in 2001 and 2000, respectively                   127,608,754       71,502,930
  Special Limited Partner, 0 and 1,300.8510 Unit equivalents
    outstanding in 2001 and 2000, respectively                           -          1,831,884
                                                               -------------    -------------
                                                                 129,259,473       74,326,664
                                                               -------------    -------------
                                                               $ 135,808,484    $  95,783,289
                                                               =============    =============

See Notes to Financial Statements.

                        SMTIH BARNEY AAA ENERGY FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                               Three Months Ended                      Nine Months Ended
                                                                  September 30,                           September 30,
                                                        ----------------------------------      -----------------------------------
                                                             2001               2000                 2001                2000
                                                        ----------------    --------------      ---------------     ---------------

Income:
  Realized gains  on closed positions from Master          $ 17,904,471               $ -           17,904,471                 $ -
  Change in unrealized gains (losses) on open
   positions from Master                                    (11,210,303)                -          (11,210,303)                  -
  Net gains (losses) on trading of commodity
   interests (See Note 1):
  Realized gains  on closed positions                         2,599,217         2,269,089           57,859,372           1,114,076
  Change in unrealized gains (losses) on open
   positions                                                  1,982,508         1,763,122          (32,405,308)          7,899,297
                                                        ----------------    --------------      ---------------     ---------------
                                                             11,275,893         4,032,211           32,148,232           9,013,373
Less, brokerage commissions1 including clearing fees
  of $176,386  $224,293,  $547,753 and
  $793,016,  respectively                                    (1,812,255)       (1,630,534)          (4,642,917)         (5,872,382)
                                                        ----------------    --------------      ---------------     ---------------
  Net realized and unrealized gains                           9,463,638         2,401,677           27,505,315           3,140,991
  Interest income                                               900,970           792,889            2,208,888           2,312,158
                                                        ----------------    --------------      ---------------     ---------------
                                                             10,364,608         3,194,566           29,714,203           5,453,149
                                                        ----------------    --------------      ---------------     ---------------


Expenses:
  Management fee                                                630,031           320,384            1,510,670           1,008,780
  Other                                                          64,400            28,585              104,626             110,652
                                                        ----------------    --------------      ---------------     ---------------
                                                                694,431           348,969            1,615,296           1,119,432
                                                        ----------------    --------------      ---------------     ---------------
  Net income                                                  9,670,177         2,845,597           28,098,907           4,333,717
  Allocation to the Special Limited Partner                  (1,753,842)                -           (5,178,004)                  -
  Redemptions                                                (3,215,287)       (3,740,323)          (7,507,094)        (15,497,598)
  Additions - Limited Partners                               39,164,000                 -           39,164,000           4,455,000
            - General Partner                                   355,000                 -              355,000              25,000
                                                        ----------------    --------------      ---------------     ---------------
  Net increase (decrease) in Partners' capital               44,220,048          (894,726)          54,932,809          (6,683,881)
Partners' capital, beginning of period                       85,039,425        68,517,268           74,326,664          74,306,423
                                                        ----------------    --------------      ---------------     ---------------
Partners' capital, end of period                          $ 129,259,473      $ 67,622,542        $ 129,259,473        $ 67,622,542
                                                        ===============      ============          ===========          ============

Net asset value per Unit
  (71,568.9614  and 54,750.0051 Units outstanding
  at September 30, 2001 and 2000, respectively)              $ 1,806.08        $ 1,235.11           $ 1,806.08          $ 1,235.11
                                                             ==========          ========             ========            =========



Net income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                 $ 112.78           $ 58.05             $ 397.86             $ 99.54
                                                        ----------------    --------------      ---------------     ---------------


1 Allocated from the Master for the period September 1, 2001 (commencement of trading operations) to September 30, 2001

See Notes to Financial Statements
                                        4

                       SMITH BARNEY AAA ENERGY FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                  (Unaudited)

1. General:

     Smith Barney AAA Energy Fund L.P. (the "Partnership") is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind but intends initially to trade solely energy and energy related products. In addition, the Partnership may enter into swap contracts on energy related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

     Effective September 1, 2001, the Partnership transferred substantially all of its assets to the SB AAA Master Fund LLC, a New York limited liability company (the "Master"), as a non-managing member. The Master was formed in order to permit accounts managed now or in the future by AAA Capital Management LLC (the "Advisor") using the Energy Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. Smith Barney Futures Management LLC (the "General Partner") is the general partner of the Partnership and the managing member of the Master. There is no material increase in expenses to investors as a result of investment in the Master and redemption rights are not affected.

     As of September 30, 2001, the Partnership owns approximately 95.8% of the Master. It is the Partnerships intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The financial statements of the Master are attached to this report and should be read together with the Partnership's financial statements.

     The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2001, all trading decisions for the Partnership are being made by the Advisor.


     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2001 and December 31, 2000 and the results of its operations for the three and nine months ended September 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)



     The Master's Statement of Financial Condition as of September 30, 2001, and its Statement of Income and Expenses and members' Capital for the period from September 1, 2001 to September 30, 2001 were:


                             SB AAA Master Fund LLC
                        Statement of Financial Condition
                                   (Unaudited)


                                                              September 30, 2001

Assets:

Equity in commodity futures trading account:
Cash                                                              $ 151,921,269
Net unrealized depreciation on open
 positions                                                           (4,265,410)
Net unrealized depreciation on open
 swaps positions                                                       (916,385)
Commodity options owned, at value
 (cost $6,674,356)                                                    7,882,800
                                                                  -------------

                                                                    154,622,274

Due from brokers                                                      1,845,405

Interest Income                                                           9,156
                                                                  -------------

                                                                  $ 156,476,835
                                                                  ==============

Liabilities and Members' Capital:

Liabilities:

Commodity options written, at value
 (premium $14,390,607)                                            $  14,242,970
Due to broker                                                           753,833
                                                                  -------------

                                                                     14,996,803
                                                                  -------------
Members' Capital                                                    141,480,032
                                                                  -------------

                                                                  $ 156,476,835
                                                                  =============
                                       7

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
              Statement of Income and Expenses and Members' Capital


                                                                  For the
                                                                 period from
                                                             September 1, 2001
                                                                     To
                                                              September 30, 2001

Income:

Net gains on trading of commodity interests:

Realized gains on closed positions                                $  18,691,588
Change in unrealized losses on
 open positions                                                     (11,703,130)
                                                                  -------------

                                                                      6,988,458

Less, brokerage commissions including
 clearing fees of $63,752                                              (573,239)
                                                                  -------------

Net realized and unrealized gains                                     6,415,219
Interest income                                                           9,156
                                                                  -------------

Net Income                                                            6,424,375
Capital contributed                                                 135,055,657
Members' capital, beginning of period                                         -
                                                                  -------------

Members' capital, end of period                                   $ 141,480,032
                                                                  =============

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)
2.     Financial Highlights:

     Changes in net asset value per Unit for the three and nine months ended September 30, 2001 and 2000 were as follows:



                                     THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                       SEPTEMBER 30,               SEPTEMBER 30,
                                 ------------------------     ---------------------
                                    2001           2000          2001         2000
                                 ---------      ---------     ---------    --------
Net realized and unrealized
 gains                        $     134.66  $      50.22  $     477.28 $      80.06
Interest income                      13.14         14.02         38.30        37.56
Expenses                            (35.02)        (6.19)      (117.72)      (18.08)
                                  ---------     ---------     ---------    ---------
Increase for Period                 112.78         58.05        397.86        99.54
Net Asset Value per Unit,
 beginning of period              1,693.30      1,177.06      1,408.22     1,135.57
                                 ---------     ---------     ---------    ---------
Net Asset Value per Unit,
 End of Period                $   1,806.08  $   1,235.11  $   1,806.08 $   1,235.11
                                 =========     =========     =========    =========
Total Return                          6.7%                        28.3%
Ratio of expenses, including
 brokerage  commissions, to
 average  net assets   (a,b)          9.0%                         8.9%
Ratio of net income to
 average net assets    (a)           34.6%                        39.9%
--------------------------------------------------------------------------------
Financial Highlights of the
 master:
Total Return                          4.8%                         4.8%
Ratio of expenses, including
 brokerage commissions, to
 average net assets    (a)            5.0% (c)                     5.0% (c)
Ratio of net income to average
 net assets     (a)                  56.5% (c)                    56.5% (c)
(a)  Annualized
(b)  Brokerage  commissions are allocated from the Master beginning September 1,
     2001
(c)  For the period September 1, 2001  (commencement  of trading  operations) to
     September 30, 2001.


                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

3.       Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests the majority of its assets through a "master fund/feeder fund" structure. The results of the Partnership's investment in the Master are shown in the statement of income and expenses and are discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, herein.

     The respective Customer Agreement between the Partnership and SSB and the Master and SSB give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair value of the Partnership for the period January 1, 2000 through August 31, 2001, based on a monthly calculation, was $1,209,273. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2001 was $(11,541,965), as detailed below.

                 Fair Value
             September 30, 2001
             -----------------

Energy         $(10,625,580)
Energy Swaps       (916,385)
               ------------
Total          $(11,541,965)
                 ==========

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

     As of December 31, 2000, all of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the twelve months ended December 31, 2000, based on a monthly calculation, was $9,388,872. The fair value of these commodity interests, including options and swaps thereon, if applicable, at December 31, 2000, was $53,127,588, as detailed below.

                 Fair Value
                ------------
              December 31, 2000
              -----------------


Energy         $ 53,359,249
Energy Swaps       (231,661)
               ------------

Total          $ 53,127,588
               ============

4. Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, through its investment in the Master.

     The Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)


contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation (depreciation) in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Master has concentration risk because the sole counterparty or broker with respect to the Master's assets is SSB.

     The General Partner monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Master's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2001. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and interest receivable. The Master does not engage in the sale of goods or services. The Partnership's only assets are its allocated equity in its commodity futures trading account, allocated net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2001, Partnership capital increased 73.9% from $74,326,664 to $129,259,473. This increase was attributable to net income from operations of $22,920,903 after the allocation to the special limited partner of $5,178,004 coupled with additional sales of 22,995.5474 Units totaling $39,164,000 and 209.6498 General Partner Unit equivalents totaling
$355,000 which was partially offset by the redemption of 4,416.8061 Units resulting in an outflow of $7,507,094, for the nine months ended September 30, 2001. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the period from September 1, 2001 (commencement of trading operations) to September 30, 2001, the Master's capital increased 4.8% from $135,055,657 (capital contributed) to $141,480,038. This increase was attributable to net income from operations of $6,424,375 for the period from September 1, 2001 to September 30, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's third quarter of 2001, the net asset value per unit increased 6.7% from $1,693.30 to $1,806.08 as compared to a decrease of 8.8% in the third quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2001 of $11,275,893. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Natural Gas and NYMEX Heating Oil and were partially offset by losses in NYMEX Crude Oil, NYMEX Unleaded Gas, IPE Gas Oil, IPE Brent Crude Oil and NYMEX Brent Crude Oil. The Master experienced a net trading gain before commissions and related fees in the period from September 1, 2001 (commencement of trading operations) to September 30, 2001 of $6,988,458. The Partnership experienced a net trading gain before commissions and related in the third quarter of 2000 of $4,032,211. Gains were primarily attributable to the trading of NYMEX Unleaded Gas, NYMEX Crude Oil, NYMEX Heating Oil and energy swaps and were partially offset by losses in IPE Gas Oil, IPE Brent Crude Oil and NYMEX Natural Gas.

     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership (and Master) depends on the existence of major price trends and the ability of the Advisor to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership (and Master) expects to increase capital through operations.

     Interest income on 80% of the Partnership's daily average equity, allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 2001 increased by $108,081 and decreased by $103,270, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to a decrease in interest rates during the period ended September 30, 2001.

     Brokerage commissions are based on the number of trades executed by the Advisor. Commissions and fees for the three and nine months ended September 30, 2001 increased by $181,721 and decreased by $1,229,465, respectively, as compared to the corresponding periods in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2001 increased by $309,647 and $501,890, respectively, as compared to the corresponding periods in 2000.

     Special limited partner allocations are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 2001 resulted in special limited partner allocations of $1,753,842 and $5,178,004, respectively. There were no special limited partner allocations earned for the three and nine months ended September 30, 2000.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

     All of the Partnership's assets are subject to the risk of trading loss, through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Master's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master's main line of business.

     Market movements result in frequent changes in the fair value of the Master's open positions and, consequently, in its earnings and cash flow. The Master's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Master's open positions and the liquidity of the markets in which it trades.

     The Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master's past performance is not necessarily indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master's speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Master's losses in any market sector will be limited to Value at Risk or by the Master's attempts to manage its market risk.

     Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2001. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2001, the Master's total capitalization was $141,480,032.

                               September 30, 2001
                                   (Unaudited)

                                                      Year to Date

                                % of Total        High           Low
Market Sector  Value at Risk  Capitalization  Value at Risk  Value at Risk
--------------------------------------------------------------------------------

Energy         $13,874,088       9.81%        $18,181,666       $ 9,038,869
Energy Swaps     4,531,626       3.20%
               -----------      -----
Total          $18,405,714      13.01%
               ===========      =====

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds - The Partnership continues to offer units at the net asset value per Unit as of the end of each month. For the three and nine months ended September 30, 2001 there were additional sales of 22,995.5474 Units totaling $39,164,000 and contributions by the General Partner representing 209.6498 Unit equivalents totaling $355,000. For the three and nine months ended September 30, 2000, there were additional sales of 3,923.1399 Units totaling $4,455,000 and contributions by the General Partner representing 22.0154 Unit equivalents totaling $25,000.

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


Date:      11/8/01
          -------------

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
           (General Partner)



By:  /s/ David J. Vogel, President
           David J. Vogel, President


Date:      11/8/01
          ------------



By:  /s/ Daniel R. McAuliffe, Jr.
     ----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director

Date:      11/8/01
          -----------