Form 10-K
period 2001-12-31
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2002-03-28
CIK 1057051

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

Commission File Number 000-25921
                       ---------

                  SMITH BARNEY AAA ENERGY FUND L.P.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

               New York                              13-3986032
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S.Employer
 incorporation or organization)                Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 2002, Limited Partnership Units with an aggregate value of $141,285,344 were outstanding and held by non-affiliates.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. Business.

     (a) General development of business. Smith Barney AAA Energy Fund L.P. (the "Partnership") is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York. The objective of the Partnership is to achieve substantial appreciation of its assets through speculative trading, directly or indirectly, in commodity interests generally including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind, but initially it traded solely energy and energy related products. In addition, the Partnership has entered into swap contracts on energy related products (together with other traded futures and options contracts, the "Commodity Interests"). During the initial offering period (February 12, 1998 through March 15, 1998) the Partnership sold 49,538 Units. The Partnership commenced its Commodity Interest trading activities on March 16, 1998. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. Sales and redemptions of Units and general partner contributions and redemptions for the years ended December 31, 2001, 2000 and 1999 are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data."

     The Partnership will be liquidated upon the first to occur of the following: December 31, 2018; if the net asset value per Unit falls below $400 as of the close of business on any business day or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").

     Effective September 1, 2001, the Partnership transferred substantially all of its assets (including unrealized appreciation of $7,323,329) in exchange for 128,539.1485 Units of the Master and a fair value of $128,539,149 as a tax-free transfer to the SB AAA Master Fund LLC, a New York limited liability company (the "Master"). The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management, Inc. (the "Advisor") using the Energy with Swaps Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership and the managing member of the Master. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

     At December 31, 2001, the Partnership owns 94.5% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly effected by the performance of the Master.

     Prior to September 1, 2001, the Partnership's commodity broker was Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.

     The Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.

     Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors. The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

     The General Partner has entered into a management agreement (the "Management Agreement") with the Advisor who will make all commodity trading decisions for the Partnership. Mr. A. Anthony Annunziato is the sole trading principal of the Advisor and is also an employee of SSB. The Advisor is not responsible for the organization or operation of the Partnership.

     Prior to August 31, 2001, pursuant to the terms of the Management Agreement, the Partnership was obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of the month. Effective September 1, 2001, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated pro-rata by the Master. In addition, the Advisor is a Special Limited Partner of the Partnership and receives an annual profit share allocation to its capital account in the Partnership equal to 20% of New Trading Profits (as defined in the Management Agreement) earned on behalf of the Partnership during each calendar year in the form of Special Limited Partner Units.

     Prior to August 31, 2001, the Customer Agreement between the Partnership and SSB (the "Customer Agreement") provided that the Partnership pay SSB brokerage commissions at $18 per round turn for futures and swap transactions and $9 per side for options. SSB pays a portion of its brokerage fees to its financial consultants who have sold Units. The brokerage fee was inclusive of floor brokerage. The Partnership paid for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees. Effective September 1, 2001, all brokerage commissions, exchange, clearing, user, give-up, and NFA fees will be borne by the Master and allocated to the Partnership through its investment in the Master. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. In addition, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30 day U.S. Treasury bill rate determined weekly by SSB based on the non-competitive yield on 3 month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. Effective September 1, 2001, SSB will pay the Partnership interest on 80% of the average daily equity allocated to the Partnership by the Master during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

     (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 2001, 2000, 1999 and the period from March 16, 1998 (commencement of trading operations) to December 31, 1998 are set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2001, was $134,887,821.

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

Item 3.  Legal Proceedings.

     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Salomon Smith Barney Holdings Inc. ("SSBH") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

     Salomon Smith Barney Inc. ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.

     There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of Commodity Futures Trading Commission ("CFTC") disclosure requirements are:

     In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT"), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of

Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief.

Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U. S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company. Plaintiffs filed a petition for certiorari with the U. S. Supreme Court seeking review of the decision of the Court of Appeals, which was granted in January 2000. After hearing oral argument, on June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company, and remanded the matter to the circuit court for further proceedings. Subsequently, the circuit court remanded the matter to the U.S. District Court for the Northern District of Illinois for further proceedings.

     Both the Department of Labor and the Internal Revenue Service ("IRS") have advised SBI that they were or are reviewing the underlying transactions. With respect to the IRS, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996 , the IRS sent

SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.

     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange Count. SSB and the remaining brokerage firms settled with Orange County in mid 1999.

     In June 1998, complaints were filed in the U.S. district Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc, et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the IRS denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. The Court denied the motion but stayed the case. Subsequently, the city withdrew the lawsuit.

In November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The Complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, Charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. SSB has asked the court to dismiss the amended complaint. In November 1999, SSB moved to dismiss the amended complaint. In May 2001, the parties reached, and the court preliminarily approved, a tentative settlement. In September 2001, the court approved the settlement.

     In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions, In April 2000 SSB and several other broker-dealers entered into a settlement with the IRS and the SEC.

     In December 1998, SSB was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegation, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15cl -2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.

     In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiffs' motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. Discovery is ongoing.

     SSBH and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBH's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of SSBH's management, none of these actions is expected to have a material adverse effect on the results of operations, consolidated financial condition or liquidity of SSBH and its subsidiaries.

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

          (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 2001, was 1,243.

          (c) Distribution. The Partnership did not declare a distribution in 2001 or 2000.

          (d) Use of Proceeds. For the twelve months ended December 31, 2001, there were additional sales of 25,182.0535 Units totaling $40,789,000 and contributions by the General Partner representing
               209.6498 Unit equivalents totaling $355,000. For the twelve months ended December 31, 2000, there were additional sales of 3,923.1399 Units totaling $4,455,000 and contributions by the General Partner representing 22.0154 Unit equivalents totaling $25,000. For the twelve months ended December 31, 1999, there were additional sales of 2,558.8989 Units totaling $3,354,000 and contributions by the General Partner representing 15.2588 Unit equivalents totaling $20,000. For the period ended December 31, 1998, there were additional sales of 16,475.2559 Units totaling $15,973,000 and contributions by the General Partner representing 166.0550 Unit equivalents totaling $161,000.

               Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options, swaps and forward contracts.

Item 6. Selected Financial Data. The Partnership commenced trading operations on March 16, 1998. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2001, 2000, 1999 and the period from March 16, 1998 (commencement of trading operations) to December 31, 1998 and total assets at December 31, 2001, 2000, 1999 and 1998 were as follows:

                                        2001         2000             1999             1998
                                   ------------   -----------     -------------   -------------
Realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 of $3,892,417, $7,591,291,
 $12,587,354 and $5,527,260,
 respectively                      $ 35,724,000   $ 14,488,934    $ (4,677,441)   $ 14,675,192

Interest Income                       2,745,908      2,520,294       3,411,756       1,978,202
                                   ------------   ------------    ------------    ------------
                                   $ 38,469,908   $ 17,009,228    $ (1,265,685)   $ 16,653,394
                                   ============   ============    ============    ============
Net income (loss) before
 Special Allocation to
 Special Limited Partner           $ 36,115,307   $ 15,501,056    $ (3,236,003)   $ 15,401,913
Allocation to Special
 Limited Partner                   $  6,669,865   $  1,831,884         $     -    $  2,699,932
                                   ------------   ------------    ------------    ------------
Net income (loss) available
 for pro rata distribution
 to Partners                       $ 29,445,442   $ 13,669,172    $ (3,236,003)   $ 12,701,981
                                   ============   ============    ============    ============
Increase (decrease) in
 Net  Asset Value per Unit         $     489.01   $     272.65    $     (48.76)   $     184.33
                                   ============   ============    ============    ============
Total assets                       $144,011,712   $ 95,783,289    $ 86,241,742    $ 84,035,617
                                   ============   ============    ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master, cash and interest receivable. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Master follows certain policies including:

     (1) Master funds are invested only in commodity interests which are traded in sufficient volume to permit, in the opinion of the Advisor, ease of taking and liquidating positions.

     (2) The Master diversifies its positions among various commodities. The Advisor does not initiate additional positions in any commodity for the Master if such additional positions would result in aggregate positions for all commodities requiring a margin of more than 66-2/3% of net assets of the Master managed by the Advisor.

     (3) The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

     (4) The Master does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

     (5) The Master does not utilize borrowings except short-term borrowings if the Master takes delivery of any cash commodities.

     (6) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the contracts.

     The Partnership and through the Partnership's investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, swaps, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. (See also "Item 8. Financial Statements and Supplementary Data" for further information on financial instrument risk included in the notes to financial statements). Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Unit to less than $400 as of the close of business on any business day.

     (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.

     (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading by the Master and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions and advisory fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.

     For the Year ended December 31, 2001, there were additional sales of 25,182.0535 Units totaling $40,789,000 and contributions by the General Partner representing 209.6498 Unit equivalents totaling $355,000. For the year ended December 31, 2000, there were additional sales of 3,923.1399 Units totaling $4,455,000 and contributions by the General Partner representing 22.0154 Unit equivalents totaling $25,000. For the year ended December 31, 1999, there were additional sales of 2,558.8989 Units totaling $3,354,000 and contributions by the General Partner representing 15.2588 Unit equivalents totaling $20,000.

     No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem his Units at their Net Asset Value as of the last day of a month on 10 business days notice to the General Partner. For the year ended December 31, 2001, 5,774.1030 Units were redeemed totaling $8,196,401 and 4,816.4313 Units of Special Limited Partnership Interest totaling $8,501,749 were redeemed. For the year ended December 31, 2000, 17,900.7647 Units were redeemed totaling $19,960,815. For the year ended December 31, 1999, 2,177.4358 Units were redeemed totaling $2,858,982.

     Units of Limited Partnership Interest were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as well as to those persons who are not accredited investors but who have either a net worth (exclusive of home, furnishings and automobile) either individually or jointly with the investor's spouse of at least three times his investment in the Partnership (the minimum investment for which was $25,000) or gross income for the two previous years and projected gross income for the current fiscal year of not less than three times his investment in the Partnership for each year.


     (c) Results of Operations. For the year ended December 31, 2001 the Net Asset Value Per Unit increased 34.7% from $1,408.22 to $1,897.23. For the year ended December 31, 2000, the net asset value Per Unit increased 24.0% from $1,135.57 to $1,408.22. For the year ended December 31, 1999 the Net Asset Value Per Unit decreased 4.1% from $1,184.33 to $1,135.57.

     The Partnership, for its own account, through its investment in the Master, experienced net trading gains of $39,616,417 before commissions and expenses for the year ended December 31, 2001. Gains were primarily attributable to the Master's trading of NYMEX Natural Gas and NYMEX Heating Oil and were partially offset by losses in NYMEX Brent Crude, NYMEX Crude Oil, NYMEX Unleaded Gas and IPE Gas Oil and Brent Crude and energy swaps.

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

     Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Master and the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Master and the Partnership expect to increase capital through operations.

     (d) Operational Risk

     The Partnership, through its investment in the Master, is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership, through the Partnership's investment in the Master, is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's and the Master's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Units within the Partnership, and in the markets where the Partnership and the Master participates. Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unitholders, creditors, and regulators, is free of material errors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The  Master  is  a  speculative   commodity  pool.  The  market   sensitive
instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master's and the Partnership's main line of business.

     Market movements result in frequent changes in the fair market value of the Master's open positions and, consequently, in its earnings and cash flow. The Master's and the Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Master's open positions and the liquidity of the markets in which it trades.

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

Quantifying the Partnership's Trading Value at Risk

     The following quantitative disclosures regarding the Master's and the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

     The Master's and the Partnership's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Master's mark-to-market accounting, any loss in the fair value of the Master's open positions is directly reflected in the Master's earnings (realized or unrealized) and cash flow.

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

     The fair value of the Master's futures and forward positions does not have any optionality component. However, the Advisor does trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

     In quantifying the Master's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Master's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Master's Trading Value at Risk in Different Market Sectors

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of December 31, 2001. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2001, the Master's total capitalization was $152,214,723.

                               December 31, 2001,

                                                          Year to Date
                                      % of Total       High           Low
Market Sector     Value at Risk     Capitalization    Value at Risk  Value at Risk
-----------------------------------------------------------------------------------
Energy              $13,681,991       8.99%            $30,660,157     $7,703,528
Energy Swaps          2,689,299       1.77%
                    -----------      ------
Total               $16,371,290      10.76%
                    ===========      ======

The following table indicates the trading Value at risk associated with the Partnership's open positions by market category as of December 31, 2000. As of December 31, 2000, the Partnership's total capitalization was $74,326,664.

                                December 31, 2000
                                                        Year to Date
                                  % of Total         High            Low
Market Sector  Value at Risk    Capitalization   Value at Risk   Value at Risk
--------------------------------------------------------------------------------

Energy          $ 4,708,717       6.34%         $16,360,644        $3,346,961
Energy Swaps      6,991,928       9.40%
                -----------      -----
Total           $11,700,645      15.74%
                ===========      =====

Material Limitations on Value at Risk as an Assessment of Market Risk

     The face value of the market sector instruments held by the Master is typically many times the applicable margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Master. The magnitude of the Master's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."

     Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Master's market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

     The following qualitative disclosures regarding the Master's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Master's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master's risk control to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Master. There can be no assurance that the Master's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

     The following were the primary trading risk exposures of the Master as of December 31, 2001, by market sector.

     Energy. Energy related products, such as crude oil, heating oil, gasoline and natural gas, constitute the principal market exposure of the Master. The Master has substantial market exposure to gas and oil price movements, often resulting from political developments in the Middle East. Political developments in other countries or regions can also materially impact upon the prices of energy products, as could changing supply and demand relationships, weather, governmental, commercial and trade programs and policies, and other significant economic events. Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

     The Master engages in swap transactions in crude oil and other energy related products. In this connection, the Master contracts with its counterparty to exchange a stream of payments computed by reference to a notional amount and the price of the energy product that is the subject of the swap. Swap contracts are not guaranteed by an exchange or clearinghouse. SSB does not engage in swap transactions as a principal.

     The Master usually enters into swaps on a net basis, i.e., the two payment streams are netted out in a cash settlement on the payment date or dates specified in the agreement, with the Master receiving or paying, as the case may be, only the net amount of the two payments. Swaps do not involve the delivery of underlying assets or principal. Accordingly, the risk of loss with respect to swaps is limited to the net amount of payments that the Master is contractually obligated to make. If the counterparty to a swap defaults, the Master's risk of loss consists of the net amount of payments that the Master is contractually entitled to receive.

     The Master may also enter into spot transactions to purchase or sell commodities with SSB, or one of its affiliates, as principal. Such spot transactions provide for two day settlement and are not margined. Such transactions may be entered into in connection with exchange for physical transactions. Like the swap contract market, the spot market is a principals' market so there is no clearinghouse guarantee of performance. Instead, the Master is subject to the risk of inability of, or refusal by, a counterparty to perform with respect to the underlying contract.

     Other Commodity Interests. The Master primarily emphasizes the trading of energy products, but may also trade some portion of its assets in other commodity interests, including, but not limited to, commodity interest contracts on the Goldman Sachs Commodity Index (an index future comprised primarily of energy products). Commodity interest prices can be affected by numerous factors, including political developments, weather conditions, seasonal effects and other factors which affect supply and demand for the underlying commodity.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

     The General Partner monitors and controls the Partnership's, through its investment in the Master, risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master and the Partnership is subject.

     The General Partner monitors the Master's performance and the concentration of its open positions, and consults with the Advisor concerning the Master's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter programs traded on behalf of the Master. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor's own risk control policies while maintaining a general supervisory overview of the Master's market risk exposures.

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

Item 8.    Financial Statements and Supplementary Data.
           --------------------------------------------



                    SMITH BARNEY AAA ENERGY FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS

                                                          Page
                                                         Number

     Oath or Affirmation                                   F-2

     Report of Independent Accountants.                    F-3

     Financial Statements:
     Statement of Financial Condition
     at December 31, 2001 and 2000.                        F-4

     Statement of Income and Expenses
     For the years ended December 31,
     2001, 2000 and 1999.                                  F-5

     Statement of Partners' Capital
     for the years ended December 31,
     2001, 2000 and 1999.                                  F-6

     Notes to Financial Statements.                     F-7 - F-11

     Financial Statements of the SB AAA
     Master Fund LLC
     Oath or Affirmation.                                 F-12

     Report of Independent Accountants.                   F-13

     Statement of Financial Condition at
     December 31, 2001.                                   F-14

     Condensed Schedule of Investments at
     December 31, 2001                                    F-15

     Statement of Income and Expenses for the
     period September 1, 2001 (commencement of
     trading operations) to December 31, 2001             F-16

     Statement of Members' Capital for the
     period September 1, 2001 (commencement of
     trading operations) to December 31, 2001             F-17

     Notes to Financial Statements.                    F-18 - F-21

                          To The Limited Partners of
                        Smith Barney AAA Energy Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  Daniel R. McAuliffe, Jr.
     Chief Financial Officer and Director
     Smith Barney Futures Management LLC
     General Partner, Smith Barney AAA
     Energy Fund L.P.

     Smith Barney Futures Management LLC
     388 Greenwich Street
     7th Floor
     New York, N.Y. 10013
     212-723-5424

                        Report of Independent Accountants

To the Partners of
   Smith Barney AAA Energy Fund L.P.:

In our opinion,  the  accompanying  statement of  financial  condition,  and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney AAA Energy Fund L.P. at December 31, 2001 and 2000 and the results of its operations for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                                Smith Barney AAA
                                Energy Fund L.P.
                        Statement of Financial Condition
                           December 31, 2001 and 2000

                                                                       December 31,   December 31,
                                                                           2001          2000

      Assets:
      Investment in Master, at fair value                             $143,835,729   $         --
      Cash, in commodity futures trading account                            11,680     20,958,126
      Net unrealized depreciation on open positions, in commodity
        futures trading account                                                 --    (13,615,408)
      Net unrealized depreciation on open swaps contracts, in
        commodity futures trading account                                       --       (231,661)
      Commodity options owned, at market value (cost $0
        and $21,531,952, respectively), in commodity futures
        trading account                                                         --     79,038,621
                                                                      ------------   ------------
                                                                       143,847,409     86,149,678
      Due from brokers                                                          --      9,617,028
      Interest receivable                                                  164,303         16,583
                                                                      ------------   ------------
                                                                      $144,011,712   $ 95,783,289
                                                                      ============   ============


      Liabilities and Partners' Capital:
      Liabilities:
        Commodity options written, at fair value
         (premium received $0 and $8,255,382, respectively)           $         --   $ 12,063,964
        Accrued expenses:
         Commissions                                                       519,842        335,187
         Management fees                                                   243,694        132,182
         Professional fees                                                  20,302         58,534
         Other                                                               6,791         14,035
        Due to brokers                                                          --      4,937,803
        Due to SSB                                                              --        343,968
        Redemptions payable (Note 5)                                     8,333,262      3,570,952
                                                                      ------------   ------------
                                                                         9,123,891     21,456,625
                                                                      ------------   ------------
      Partners' capital (Notes 1, 5 and 7):
        General Partner, 913.9790 and 704.3292 Unit equivalents
         outstanding in 2001 and 2000, respectively                      1,734,028        991,850
        Limited Partners, 70,183.3406 and 50,775.3901 Units of
         Limited Partnership Interest outstanding in 2001 and 2000,
         respectively                                                  133,153,793     71,502,930
        Special Limited Partner, 0 and 1,300.8510 Units of Limited
         Partnership Interest outstanding in 2001 and 2000,
         respectively                                                           --      1,831,884
                                                                      ------------   ------------
                                                                       134,887,821     74,326,664
                                                                      ------------   ------------
                                                                      $144,011,712   $ 95,783,289
                                                                      ============   ============



See notes to financial statements.

                                Smith Barney AAA
                                Energy Fund L.P.
                        Statement of Income and Expenses
              for the years ended December 31, 2001, 2000 and 1999

                                                               2001              2000            1999

Income:
  Realized gains on closed positions from Master           $ 22,488,035     $         --    $         --
  Change in unrealized losses on open positions from
   Master                                                    (5,460,297)              --              --
  Income allocated from Master                                   20,077               --              --
  Expenses allocated from Master                             (2,885,462)              --              --
  Net gains (losses) on trading of commodity interests:
   Realized gains (losses) on closed positions               57,859,372*     (23,193,801)     20,438,146
   Change in unrealized gains (losses) on open positions    (32,405,308)*     45,274,026     (12,528,233)
                                                           ------------     ------------    ------------
                                                             39,616,417       22,080,225       7,909,913
  Less, Brokerage commissions including clearing
   fees of $637,145*, $1,024,792 and 1,574,467,
   respectively (Note 3c)                                    (3,892,417)      (7,591,291)    (12,587,354)
                                                           ------------     ------------    ------------
  Net realized and unrealized gains (losses)                 35,724,000       14,488,934      (4,677,441)
  Interest income (Notes 3c and 6)                            2,745,908        2,520,294       3,411,756
                                                           ------------     ------------    ------------
                                                             38,469,908       17,009,228      (1,265,685)
                                                           ------------     ------------    ------------
Expenses:
  Management fees (Note 3b)                                   2,197,448        1,365,960       1,820,154
  Professional fees                                              74,195          111,791         111,375
  Other expenses                                                 82,958           30,421          38,789
                                                           ------------     ------------    ------------
                                                              2,354,601        1,508,172       1,970,318
                                                           ------------     ------------    ------------
Net income (loss) before allocation to the Special
  Limited Partner                                            36,115,307       15,501,056      (3,236,003)
Allocation to the Special Limited Partner                     6,669,865        1,831,884              --
                                                           ------------     ------------    ------------
Net income (loss) available for pro rata distribution      $ 29,445,442     $ 13,669,172    $ (3,236,003)
                                                           ------------     ------------    ------------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent (Notes 1
  and 7)                                                   $     489.01     $     272.65    $     (48.76)
                                                           ============     ============    ============


* For the period from January 1, 2001 to August 31, 2001.



See notes to financial statements.

                                Smith Barney AAA
                                Energy Fund L.P.
                         Statement of Partners' Capital
              for the years ended December 31, 2001, 2000 and 1999


                                                                           Special
                                                        Limited            Limited           General
                                                       Partners            Partner           Partner         Total

Partners' capital at December 31, 1998              $  76,237,395    $   2,699,932    $     790,013    $  79,727,340
Sale of 2,558.8989 Units of Limited Partnership
   Interest and General Partner's contribution
   representing 15.2588 Unit equivalents                3,354,000               --           20,000        3,374,000
Redemption of 2,177.4358 Units of Limited
   Partnership Interest                                (2,858,982)              --               --       (2,858,982)
Redemption of 2,279.7128 Units of Special Limited
   Partnership Interest                                        --       (2,699,932)              --       (2,699,932)
Net loss available for pro rata distribution           (3,200,805)              --          (35,198)      (3,236,003)
                                                    -------------    -------------    -------------    -------------
Partners' capital at December 31, 1999                 73,531,608               --          774,815       74,306,423
Sale of 3,923.1399 Units of Limited Partnership
   Interest and General Partner's contribution
   representing 22.0154 Unit equivalents                4,455,000               --           25,000        4,480,000
Redemption of 17,900.7647 Units of Limited
   Partnership Interest                               (19,960,815)              --               --      (19,960,815)
Allocation of net income for the year ended
   December 31, 2000:
Allocation of 1,300.8510 Units of Limited
   Partnership Interest to the Special Limited                 --        1,831,884               --        1,831,884
   Partner (Note 3b)
Net income available for pro rata distribution         13,477,137               --          192,035       13,669,172
                                                    -------------    -------------    -------------    -------------
Partners' capital at December 31, 2000                 71,502,930        1,831,884          991,850       74,326,664
Sale of 25,182.0535 Units of Limited Partnership
   Interest and General Partner's contribution
   representing 209.6498 Unit equivalents              40,789,000               --          355,000       41,144,000
Redemption of 5,774.1030 Units of Limited
   Partnership Interest                                (8,196,401)              --               --       (8,196,401)
Redemption of 4,816.4313 Units of Special Limited
   Partnership Interest                                        --       (8,501,749)              --       (8,501,749)
Allocation of net income for the year ended
   December 31, 2001:
Allocation of 3,515.5803 Units of Limited
   Partnership Interest to the Special Limited
   Partner (Note 3b)                                           --        6,669,865               --        6,669,865
Net income available for pro rata distribution         29,058,264               --          387,178       29,445,442
                                                    -------------    -------------    -------------    -------------
Partners' capital at December 31, 2001              $ 133,153,793    $          --    $   1,734,028    $ 134,887,821
                                                    =============    =============    =============    =============



See notes to financial statements.

                                Smith Barney AAA
                                Energy Fund L.P.
                          Notes to Financial Statements


1.   Partnership Organization:

     Smith Barney AAA Energy Fund L.P. (the "Partnership") is a limited partnership which was organized on January 5, 1998 under the partnership laws of the State of New York to engage directly or indirectly in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind but intends initially to trade solely energy and energy related products. In addition, the Partnership may enter into swap contracts on energy related products. The Partnership commenced trading on March 16, 1998. From March 16, 1998 to
     August 31, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

     Effective September 1, 2001, the Partnership transferred substantially all of its assets (including unrealized appreciation of $7,323,329) in exchange for 128,539.1485 Units of the Master and a fair value of $128,539,149 as a tax-free transfer to the SB AAA Master Fund LLC, a New York limited liability company (the "Master"). The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management, Inc. (the "Advisor") using the Energy with Swaps Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership and the managing member of the Master. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

     The financial statements of the Master, including the condensed schedule of investments, should be read together with the Partnership's financial statements.

     At December 31, 2001, the Partnership owns 94.5% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly effected by the performance of the Master.

     Prior to September 1, 2001, the Partnership's commodity broker was Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.

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

2.   Accounting Policies:

 a. The value of the Partnership's investment in the Master reflects the Partnership's proportional interest in the Member's Capital of the Master. All of the unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Master and prior to September 1, 2001 by the Partnership are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

  b. Income  taxes  have  not  been   provided as each  partner is  individually
     liable for the taxes, if any, on his share of the Partnership's income and expenses.

  c. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.  Agreements:

   a. Limited Partnership Agreement:

     The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

   b. Management Agreement:

     The General Partner, on behalf of the Partnership, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. Mr. A. Anthony Annunziato is the sole trading principal of the Advisor and is also an employee of SSB. Prior to August 31, 2001, the Partnership was obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Effective September 1, 2001, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated by the Master. One half of the management fee will be paid to the Advisor, and the other half will be paid to SSB for services it provides in connection with the Advisor. In addition, the Advisor is a Special Limited Partner of the Partnership and receives an annual profit share allocation to its capital account in the Partnership equal to 20% of New Trading Profits, as defined, earned on behalf of the Partnership during each calendar year in the form of Special Limited Partner Units.

   c. Customer Agreement:

     Prior to August 31, 2001, the Partnership entered into a Customer Agreement which provided that the Partnership pay SSB brokerage commissions at $18 per round turn for futures and swap transactions and $9 per side for options. The brokerage fee was inclusive of applicable floor brokerage. In addition, the Partnership paid SSB National Futures Association ("NFA") fees, exchange, clearing, user and give-up fees. Effective September 1, 2001, all brokerage commissions, exchange, clearing, user, give-up, and NFA fees will be borne by the Master and allocated to the Partnership through its investment in the Master. SSB will pay a portion of brokerage fees to its financial consultants who have sold Units in this Partnership. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2000, the amount of cash held for margin requirements was $6,991,928. Effective September 1, 2001, cash margin requirements were maintained by the Master. Prior to September 1, 2001, SSB had agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Effective September 1, 2001, SSB will pay the Partnership interest on 80% of the average daily equity allocated to the Partnership by the Master during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.   Trading Activities:

     The results of the Master's and prior to August 31, 2001, the Partnership's trading activity are shown in the statement of income and expenses.

     The average fair value of the Partnership's commodity interests during the year ended December 31, 2000, based on a monthly calculation, was $9,388,872. The fair value of these commodity interests, including options and swaps thereon, if applicable, at December 31, 2000, was $53,127,588, as detailed below.

                          Fair Value
                       December 31, 2000

     Energy              $53,359,249
     Energy swaps           (231,661)
                          ----------
     Total               $53,127,588
                          ----------



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

6.   Financial Highlights:

     Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2001, 2000 and 1999 were as follows:




                                                             2001           2000           1999

     Net realized and unrealized gains (losses)              $592.31        $290.47       $(70.95)
     Interest income                                           46.08          41.32         51.81
     Expenses                                                (149.38)        (59.14)       (29.62)
                                                          ----------     ----------    ----------
     Increase (decrease) for period                           489.01         272.65        (48.76)
     Net asset value per Unit, beginning of period          1,408.22       1,135.57      1,184.33
                                                          ----------     ----------    ----------
     Net asset value per Unit, end of period               $1,897.23      $1,408.22     $1,135.57
                                                          ==========      =========      ========


     Ratios to average net assets:
     Net income before incentive fee                           35.2%
     Incentive fee                                             (6.5)%
                                                               ----
     Net income after incentive fee                            28.7%
                                                               ====


     Operating expenses                                         8.9%
     Incentive fee                                              6.5%
                                                                ---
     Total expenses and incentive fee                          15.4%
                                                               ====


     Total return:
     Total return before incentive fee                         42.6%
     Incentive fee                                             (7.9)%
                                                               ----
     Total return after incentive fee                          34.7%
                                                               ====



7.   Financial Instrument Risks:


     The Partnership and through the Partnership's investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures, options and swaps, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract. The Partnership's/Master's swap contracts are OTC contracts.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/ Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership through its investment in the Master has concentration risk because the sole counterparty or broker with respect to the Master's assets is SSB.

     The General Partner monitors and controls the Partnership's/Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/ Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's/Master's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2001. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

8.   Subsequent Events:

     On January 1, 2002, there were additional sales representing 1,309.8043 Units of Limited Partnership Interest totaling $2,485,000 and on January 31, 2002, there were additional redemptions of 110.5826 Units totaling $212,006.

                                To The Members of
                             SB AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:    Daniel R. McAuliffe, Jr.
       Chief Financial Officer and Director
       Smith Barney Futures Management LLC
       Managing Member, SB AAA Master Fund LLC

       Smith Barney Futures Management LLC
       388 Greenwich Street
       7th Floor
       New York, N.Y. 10013
       212-723-5424

                        Report of Independent Accountants

To the Members of SB AAA Master Fund LLC:

In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statements of income and expenses and of members' capital present fairly, in all material respects, the financial position of SB AAA Master Fund LLC at December 31, 2001 and the results of its operations for the period from September 1, 2001 (commencement of trading operations) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the Managing Member; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the Managing Member, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                             SB AAA Master Fund LLC
                        Statement of Financial Condition
                                December 31, 2001



                                                                              2001
Assets:
  Equity in commodity futures trading account:
    Cash                                                                   $156,846,978
    Net unrealized appreciation on open futures positions                     1,084,800
    Net unrealized depreciation on open swaps positions                        (606,310)
    Commodity options owned, at fair value (cost $3,003,750)                  2,135,700
                                                                         --------------
                                                                            159,461,168
  Due from brokers                                                              481,935
  Interest receivable                                                             2,911
                                                                         --------------
                                                                           $159,946,014
                                                                           ============



Liabilities and Members' Capital:
  Liabilities:
   Commodity options written, at fair value
      (premium received $8,994,064)                                          $6,501,746
   Accrued expenses:
      Commissions                                                               261,717
      Professional fees                                                          38,000
   Due to brokers                                                               906,850
   Due to SSB                                                                    22,978
                                                                         --------------
                                                                              7,731,291
  Members' Capital:
    Members' Capital, 137,224.2994 Units outstanding                        152,214,723
                                                                         --------------
                                                                           $159,946,014
                                                                          =============




See notes to financial statements.

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2001


                              Number of      Contract                                                     Fair Value
Sector                       Contracts

Energy                                      Futures contracts purchased - (10.53)%
                               5,210        NYMEX Natural Gas - (8.61)%, Apr. 2002 - Nov. 2003          $(13,102,072)
                                            Other - (1.92)%                                               (2,924,740)

                                            Futures contracts sold - 11.24%
                               5,550        NYMEX Natural Gas - 8.73%, Feb. 2002 - June 2004              13,281,102
                                            Other - 2.51%                                                  3,830,510

                                            Options owned - 1.40%                                          2,135,700

                                            Options written - (4.27)%                                     (6,501,746)

                                            Swaps contracts purchased - (1.50)%                           (2,277,251)

                                            Swaps contracts sold - 1.11%                                   1,670,941
                                                                                                          -----------
    Total Energy - (2.55)%                                                                                (3,887,556)
                                                                                                          -----------

Total Fair Value - (2.55)%                                                                               $(3,887,556)
                                                                                                           =========


                                                    Investments at      % of Investments at
                  Country Composition                Fair Value             Fair Value
                  -------------------               -------------         ------------
                  United States                      $(3,887,556)           100.00%
                                                      ===========           ======


Percentages are based on Members' Capital unless otherwise indicated.

See notes to financial statements.

                             SB AAA Master Fund LLC
                        Statement of Income and Expenses
                      for the period from September 1, 2001
                      (commencement of trading operations)
                              to December 31, 2001


                                                             2001
Income:
  Net gains on trading of commodity interests:
   Realized gains on closed positions                    $23,522,245
   Change in unrealized losses
    on open positions                                     (5,652,277)
                                                        ------------
                                                          17,869,968
  Less, brokerage commissions including
   clearing fees of $361,342                              (2,992,446)
                                                        ------------
  Net realized and unrealized gains                       14,877,522
  Interest income                                             21,054
                                                        ------------
                                                          14,898,576

Expenses:
  Professional fees                                           38,000
                                                        ------------
                                                              38,000
Net income                                               $14,860,576
                                                          ==========
Net income per Unit of Member Interest                       $109.24
                                                           =========

See notes to financial statements.

                             SB AAA Master Fund LLC
                          Statement of Members' Capital
                      for the period from September 1, 2001
                      (commencement of trading operations)
                              to December 31, 2001





                                                       Members'
                                                       Capital
Initial in-kind contribution from the Members
  representing 133,712.5867 Units                    $133,712,587
Net Income                                             14,860,576
Sale of 6,891.1523 Units of
  Member Interest                                       6,104,660
Redemptions of 3,379.4396 Units of
  Member Interest                                      (2,463,100)
                                                        --------
Members' Capital at December 31, 2001                $152,214,723
                                                      ===========




See notes to financial statements.

                             SB AAA Master Fund LLC
                          Notes to Financial Statements



1.  General:

     SB AAA Master Fund LLC (the "Master") is a limited liability company formed under the New York Limited Liability Company Law. The Master's purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including commodity futures contracts and commodity options contracts on United States exchanges and certain foreign exchanges. The Master may trade commodity futures and option contracts of any kind but intends initially to trade solely energy and energy related products. In addition, the Partnership may enter into swap contracts and energy related products. The Master is authorized to sell an unlimited number of member interest.

     On September 1, 2001 (date Master commenced trading), Smith Barney AAA Energy Fund L.P. ("AAA") transferred substantially all of its assets and Smith Barney Orion Futures Fund L.P. ("Orion") transferred a portion of its assets to the Master as a tax-free transfer having a combined fair value of $133,712,587 (including unrealized appreciation of $7,755,035) in exchange for 133,712.5867 Units of the Master as non-managing members. The Master was formed to permit commodity pools managed now or in the future by AAA Capital Management, Inc. (the "Advisor") using the Energy with Swaps Program, the Advisor's proprietary trading program, to invest together in one vehicle.

     The Master operates under a "master/feeder fund" structure where its investors consist of AAA and Orion (collectively the "Feeder Funds") with 94.5% and 5.5% investments in the Master, respectively.

     Smith Barney Futures Management LLC acts as the managing member (the "Managing Member") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the Managing Member. The Managing Member is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of December 31, 2001, all trading decisions for the Partnership are made by the Advisor.

2.  Accounting Policies:

  a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

  b. The Master may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the statement of financial condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the statement of financial condition and marked to market daily.

  c. All of income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and
     allocated   pro  rata  among  the   Feeder   Funds  at  the  time  of  such
     determination.

  d. Income taxes have not been provided as each member is individually liable for the taxes, if any, on his share of the Master's income and expenses.

  e. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.   Agreements:

  a. Managing Member Agreement:

     The Managing Member administers the business affairs of the Master. b. Management Agreement:

     The Managing Member, on behalf of the Master has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is affiliated with the Managing Member and SSB but is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement shall be borne by the Feeder Funds. c. Customer Agreement:

     The Master has entered into a Customer Agreement with SSB whereby SSB provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees are borne by the Master. All other fees shall be borne by the Feeder Funds. All of the Master's cash is deposited by SSB in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2001, the amount of cash held by the Master for margin requirements was $21,792,237. The Customer Agreement between the Master and SSB, gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.

4.   Trading Activities:

     The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master's trading activity are shown in the statement of income and expenses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the period from September 1, 2001 (commencement of trading operations) to December 31, 2001, based on a monthly calculation, was $(927,070). The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2001 was $(3,887,556).

5.  Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the Managing Member and at such time as the Managing Member may decide. A member may require the Master to redeem his Units at their Net Asset Value as of the last day of the month. The Managing Member, at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged to members in connection with redemptions.

6.  Financial Highlights:

     Changes in the net asset value per unit of Member interest for the period from September 1, 2001 (commencement of trading operations) to December 31, 2001 were as follows:


                                                                       2001

     Net realized and unrealized gains                                $109.36
     Interest income                                                     0.16
     Expenses                                                           (0.28)
                                                                   ----------
     Increase for period                                               109.24
     Net asset value per Unit, beginning of period                   1,000.00
                                                                   ----------
     Net asset value per Unit, end of period                        $1,109.24
                                                                     ========

     Total return                                                        10.9%
     Ratio of expenses, including brokerage commissions, to
      average net assets*                                                 6.5%
     Ration of net income to average net assets*                         31.7%

    * Annualized

7.  Financial Instrument Risks:

     The Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Master has concentration risk because the sole counterparty or broker with respect to the Master's assets is SSB. As of December 31, 2001, the counterparties to the Master's swap contracts were Citibank, N.A., which is affiliated with the Master, Morgan Stanley Capital Group Inc., J. Aron & Company and Hess Trading Company, LLC. As of December 31, 2001, the Master owed Citibank, N.A. $503,780, which is included in due to brokers and represents cash due to Citibank, N.A. for realized swap transactions.

     The Managing Member monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Master's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2001. However, due to the nature of the Master's business, these instruments may not be held to maturity.

8.  Subsequent Event:

     On January 1, 2002, there were additional sales representing 3,252.0230 Units of Member Interest totaling $3,607,275 and on January 31, 2002, there were additional redemptions representing 7,846.0367 Units of Member Interest totaling $8,703,140.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by the Advisor, AAA Capital Management, Inc.

Item 11. Executive Compensation.

     The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." During the year ended December 31, 2001, SSB earned $6,741,866 in brokerage commissions and clearing fees from the Partnership and through the Partnership's investment in the Master. The Advisor earned $2,197,448 in management fees during 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

     (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 913.9790 (1.3%) Units of Limited Partnership Interest as of December 31, 2001.

Principals who own Units of the Partnership:
David J. Vogel                              75 Units
Daniel R. McAuliffe, Jr.               10.3165 Units

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

               (a)  (1) Financial  Statements:  Statement of Financial Condition
                        at December 31, 2001 and 2000.

                    Statement of Income and Expenses for the years ended December 31, 2001, 2000 and 1999.

                    Statement of Partners' Capital for the years ended December 31, 2001, 2000 and 1999.

               (2) Financial Statement Schedules: Financial Data Schedule for year ended December 31, 2001.

               (3)  Exhibits:

               3.1  - Certificate of Limited Partnership (previously filed).

               3.2  - Limited Partnership Agreement (previously filed).

               10.1 - Management  Agreement among the  Partnership,  the General
                    Partner and AAA Capital Management, Inc. (previously filed).

               10.2 - Customer  Agreement  between  Registrant  and Smith Barney
                    Inc.  (the   predecessor   to  Salomon  Smith  Barney  Inc.)
                    (previously filed).

               10.3 - Form of Subscription Agreement (previously filed).

               10.4 - Letter from  General  Partner to AAA  Capital  Management,
                    Inc. extending the Management Agreement for 1999 (previously filed).

               10.5 - Letter from the General Partner to AAA Capital Management,
                    Inc. extending the Management Agreement for 2000 (previously filed).

               10.6 - Letter from the General Partner to AAA Capital Management,
                    Inc. extending the Management Agreement for 2001 (filed herein).

(b) Report on Form 8-K: None Filed

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K authorized, in the City of New York and State of New York on the 29th day of March 2002.


SMITH BARNEY AAA ENERGY FUTURES FUND L.P.


By:       Smith Barney Futures Management LLC
          (General Partner)



By        /s/  David J. Vogel
          -------------------------------------
          David J. Vogel, President & Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.



/s/ David J. Vogel                                  /s/ Shelley Ullman
------------------------------                          ------------------------
David J. Vogel                                          Director
Director, Principal Executive
Officer and President



/s/ Maureen O'Toole                                 /s/ Steve J. Keltz
--------------------------                              ------------------------
Maureen O'Toole                                         Secretary and Director
Director



/s/ Daniel R. McAuliffe, Jr.
------------------------------
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director