Form 10-Q
period 2002-03-31
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2002-05-14
CIK 1057051

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2002
                      --------------

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

                                                                    Page
                                                                   Number

PART I - Financial Information:

    Item 1. Financial Statements:

            Statement of Financial Condition
            at March 31, 2002 and December 31,
            2001 (unaudited).                                         3

            Statement of Income and Expenses and Partners'
            Capital for the three months ended March 31, 2002
            and 2001 (unaudited).                                     4

            Notes to Financial Statements,
            including the Financial Statements of
            SB AAA Master Fund LLC (unaudited).                     5 - 11

    Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.                                            12 - 13

    Item 3. Quantitative and Qualitative
            Disclosures of Market Risk                             14 - 15

PART II - Other Information                                          16

                                     PART I
                          Item 1. Financial Statements

                    Smith Barney AAA Energy Futures Fund L.P.
                        Statement of Financial Condition
                                   (Unaudited)

                                                    March 31,     ecember 31,
                                                      2002          2001
                                                  -----------    ------------
Assets:

  Investment in Master Fund                       $165,237,148   $143,835,729
  Cash, in commodity futures trading account            56,428         11,680
                                                  ------------   ------------
                                                   165,293,576    143,847,409
Interest receivable                                    184,902        164,303
                                                  ------------   ------------
                                                  $165,478,478   $144,011,712
                                                  ============   ============

Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                     $  1,354,567   $    519,842
  Management fees                                      278,664        243,694
  Other fees                                            71,841         27,093
  Due to Special Limited Partner                     4,585,682            -
Redemptions payable                                    431,645      8,333,262
                                                  ------------   ------------
                                                     6,722,399      9,123,891
                                                  ------------   ------------
Partners' Capital:
  General Partner, 913.9790 Unit equivalents
    outstanding in 2002 and 2001                     1,967,248      1,734,028
  Limited Partners, 72,843.7166 and 70,183.3406
    Units of Limited Partnership Interest
    outstanding in 2002 and 2001, respectively     156,788,831    133,153,793
                                                  ------------   ------------
                                                   158,756,079    134,887,821
                                                  ------------   ------------
                                                  $165,478,478   $144,011,712
                                                  ============   ============

See Notes to Financial Statements.

                        SMITH BARNEY AAA ENERGY FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)




                                                         Three Months Ended
                                                            March 31,
                                                   -------------------------------
                                                         2002           2001
                                                   -------------------------------

Income:
  Realized gains on closed positions from Master   $   5,830,873    $  53,312,275
  Change in unrealized gains (losses) on open
  positions from Master                               21,744,419      (39,388,969)
  Income allocated from Master                             7,853              -
  Expenses allocated from Master                      (3,865,689)             -
                                                   -------------    -------------
                                                      23,717,456       13,923,306
  Interest income                                        492,278          560,370
                                                    -------------    -------------
                                                      24,209,734       14,483,676
                                                   -------------    -------------


Expenses:
  Brokerage commissions including clearing fees
   of $0 and $178,842, respectively                          -          1,232,166*
  Management fees                                        736,444          420,166
  Other expenses                                          44,749           11,187
                                                   -------------    -------------
                                                         781,193        1,663,519
                                                   -------------    -------------
  Net income                                          23,428,541       12,820,157
                                                   -------------    -------------
   Allocation to the Special Limited Partner          (4,585,682)      (2,451,957)
   Additions - Limited Partner                         5,862,000              -
   Redemptions - Limited Partner                        (836,601)      (1,114,719)
                                                   -------------    -------------
  Net increase in Partners' capital                   23,868,258        9,253,481
Partners' capital, beginning of period               134,887,821       74,326,664
                                                   -------------    -------------
Partners' capital, end of period                   $ 158,756,079    $  83,580,145
                                                    =============    =============

Net asset value per Unit
  (73,757.6956 and 52,079.7917 Units outstanding
   at March 31, 2002 and 2001, respectively)       $    2,152.40    $    1,604.85
                                                   =============    =============

Net income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent     $      255.17    $      196.63
                                                   =============    =============

* Amount reclassified for comparative purposes
See notes to Financial Statements

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

1. General:

     Smith Barney AAA Energy Fund L.P. (the "Partnership") is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage directly or indirectly in the speculative trading of a diversified portfolio of commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind but intends initially to trade solely energy and energy related products. In addition, the Partnership may enter into swap contracts on energy related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests.

     Effective September 1, 2001, the Partnership transferred substantially all of its assets (including unrealized appreciation of $(7,323,329) in exchange for 128,539.1485 Units and a fair value of $128,539,149 as a tax-free transfer to the SB AAA Master Fund LLC, a New York limited liability company (the "Master"). The Master was formed in order to permit accounts managed now or in the future by AAA Capital Management LLC (the "Advisor") using the Energy Program (Futures and Swaps), the Advisor's proprietary trading program, to invest together in one trading vehicle. Smith Barney Futures Management LLC (the "General Partner") is the general partner of the Partnership and the managing member of the Master. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

     As of March 31, 2002, the Partnership owns approximately 93.0% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The financial statements of the Master are included in this report and should be read together with the Partnership's financial statements.

     Prior to September 1, 2001, the Partnership's commodity broker was Salomon Smith Barney Inc. ("SSB"). The Master's commodity broker is SSB. SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)


     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

         The Master's Statement of Financial Condition as of March 31, 2002 and December 31, 2001 and its Statement of Income and Expenses and Members' Capital for the three months ended March 31, 2002 were:

                             SB AAA Master Fund LLC
                        Statement of Financial Condition
                                   (Unaudited)

                                              March 31, 2002   December 31,2001
                                              -------------    ----------------
Assets:

Equity in commodity futures trading account:
Cash                                           $ 132,566,064   $ 156,846,978
Net unrealized appreciation
 on open  positions                               22,370,143       1,084,800
Net unrealized appreciation
 (depreciation) on open swaps
 positions                                         2,815,913        (606,310)
Commodity options owned, at
 fair value (cost $23,150,434
 and $3,003,750, respectively)                    36,700,915       2,135,700
                                               -------------   -------------

                                                 194,453,035     159,461,168
Due from brokers                                  21,890,297         481,935
                                                               -------------
Interest Income                                        2,378           2,911
                                               -------------   -------------

                                               $ 216,345,710   $ 159,946,014
                                               =============   =============

Liabilities and Members' Capital:
Liabilities:
Commodity options written, at
   fair value  (premium received
   $24,242,836 and $8,994,064,
   respectively)                               $  37,426,673   $   6,501,746
Accrued Expenses:
 Commissions                                       1,151,021         261,717
 Professional fees                                    44,333          38,000
 Due to brokers                                          -           906,850
 Due to SSB                                           22,978          22,978
                                               -------------   -------------

                                                  38,645,005       7,731,291
                                               -------------   -------------
Members' Capital                                 177,700,705     152,214,723
                                               -------------   -------------

                                               $ 216,345,710   $ 159,946,014
                                               =============   =============

                                       7

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                 March 31, 2002
                                   (Unaudited)

Sector          Number of
                Contracts        Contract                                                             Fair Value
-------------------------------------------------------------------------------------------------------------------
Energy
                         Futures contracts purchased - 32.67%
                   9,667 NYMEX Natural Gas - 22.11%, May 2002 - Dec. 2003                            $ 39,291,007
                   3,909 NYMEX Unleaded Gas - 6.52%, June 2002                                         11,591,914
                         Other - 4.04%                                                                  7,163,409

                         Futures contracts sold - (20.08)%
                  10,644 NYMEX Natural Gas - (13.90)%, June 2002 - Dec. 2004                          (24,707,624)
                         Other - (6.18)%                                                              (10,968,564)

                         Options owned - 20.65%
                   4,456 NYMEX Natural Gas Call - 15.32%, July 2002 - Dec. 2002                        27,220,440
                         Other - 5.33%                                                                  9,480,475

                         Options written - (21.06)%
                   6,763 NYMEX Light Sweet Crude Call - (11.12)%, June 2002 - July 2002               (19,758,190)
                   7,014 NYMEX Natural Gas Call - (8.33)%, June 2002 - Dec. 2002                      (14,801,560)
                         Other - (1.61)%                                                               (2,866,923)

                         Swaps contracts purchased - 5.02%                                              8,918,504

                         Swaps contracts purchased - (3.43)%                                           (6,102,591)
                                                                                                     -------------
    Total Energy - 13.76%                                                                              24,460,298

                                                                                                    -------------
Total Fair Value - 13.76%                                                                            $ 24,460,298
                                                                                                    =============


Country Composition                          Investments at Fair Value                   % of Investments at Fair Value
---------------------------              -----------------------------------                ---------------------
United States                                                  $ 24,460,298                                 100.00%


Percentages are based on Members' Capital unless otherwise indicated. See Notes to Financial Statements

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2001
                                   (Unaudited)

Sector                   Number
                         of Contrac Contract                                                       Fair Value
----------------------------------------------------------------------------------------------------------------
Energy
                                Futures contracts purchased - (10.53)%
                          5,210 NYMEX Natural Gas - (8.61)%, Apr. 2002 - Nov. 2003               $(13,102,072)
                                Other - (1.92)%                                                    (2,924,740)

                                Futures contracts sold - 11.24%
                          5,550 NYMEX Natural Gas - 8.73%, Feb. 2002 - June 2004                   13,281,102
                                Other - 2.51%                                                       3,830,510

                                Options owned - 1.40%                                               2,135,700

                                Options written - (4.27)%                                          (6,501,746)

                                Swaps contracts purchased - (1.50)%                                (2,277,251)

                                Swaps contracts purchased - 1.11%                                   1,670,941

                                                                                                  ------------

    Total Energy - (2.55) %                                                                        (3,887,556)

                                                                                                  ------------
Total Fair Value - (2.55)%                                                                       $ (3,887,556)
                                                                                                  =============



Country Composition                       Investments at Fair Value                  % of Investments at Fair Value
----------------------             -------------------------------------             ------------------------------
United States                                   $ (3,887,556)                             100.00%


Percentages are based on Members' Capital unless otherwise indicated. See Notes to Financial Statements

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
              Statement of Income and Expenses and Members' Capital

                                               For the Three Months
                                                     Ended
                                                March 31, 2002
                                               -------------

Income:

Net gains on trading of commodity interests:

  Realized gains on closed positions           $   6,181,862
  Change in unrealized gains on
   open positions                                 23,449,942
                                               -------------

                                                  29,631,804

Interest income                                        8,422
                                               -------------

                                                  29,640,226
                                                -------------

Expenses:
  Brokerage commissions including
  clearing fees of $492,208                        3,244,216
 Professional fees                                     9,194
                                               -------------

Net Income                                        26,386,816
                                               -------------

Additions                                          8,766,153
Redemptions                                       (9,666,987)
                                               -------------

Net increase in Members' Capital                  25,485,982
Members' capital, beginning of period            152,214,723
                                               -------------

Members' capital, end of period                $ 177,700,705
                                               =============

Net asset value per Unit (136,361.3244
 Units outstanding at March 31, 2002)          $  1,303.1606
                                               =============

Net income per Unit of Member Interest         $    193.9200
                                               =============

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)
2.     Financial Highlights:

     Changes in net asset value per Unit for the three months ended March 31, 2002 and 2001 were as follows:


                                                THREE-MONTHS ENDED
                                                    MARCH 31,
                                         ------------------------------------
                                            2002                     2001
                                         ------------            ------------
Net realized and unrealized
 gains                                   $  321.21               $  240.68
Interest income                               6.80                   10.64
Expenses                                    (72.84)                 (54.69)
                                          ----------              ----------
Increase for Period                         255.17                  196.63
Net Asset Value per Unit,
 beginning of period                      1,897.23                1,408.22
                                         ----------              ----------
Net Asset Value per Unit,
 End of Period                           $2,152.40               $1,604.85
                                         ==========              ==========

Ratio to average net assets:
Net income before incentive fee            66.1%                    64.6%
Incentive fee                             (12.9)%                  (12.3)%
                                          -------                  -------

Net income after incentive fee             53.2%                    52.3%
                                          =======                  ========

Operating expenses                         13.1%                     8.4%
Incentive fee                              12.9%                    12.3%
                                          -------                  --------
Total expenses and incentive fee           26.0%                    20.7%
                                          =======                  ========

Total return:
Total return before incentive fee          17.0%                    17.6%
Incentive fee                              (3.6)%                   (3.6)%
                                          -------                  -------
Total return after incentive fee           13.4%                    14.0%
                                          =======                  =======

--------------------------------------------------------------------------------
Financial Highlights of the Master:

Total return                               17.5%

Ratio of expenses, including brokerage
 commissions, to average net assets         8.3%

Ratio of net income to average net
 assets                                    67.4%


                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

3.       Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests the majority of its assets through a "master fund/feeder fund" structure. The results of the Partnership's investment in the Master are shown in the statement of income and expenses and members' capital and are discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, herein

     The respective Customer Agreement between the Partnership and SSB and the Master and SSB give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

         All of the commodity interests owned by the Master are held for trading purposes.

4.       Financial Instrument Risk:

     The Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures, options and swaps, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Master's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2002. However, due to the nature of the Master's business, these instruments may not be held to maturity.

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

     For the three months ended March 31, 2002, Partnership capital increased 17.7% from $134,887,821 to $158,756,079. This increase was attributable to net income from operations of $18,842,859 after the allocation to the special limited partner of $4,585,682, coupled with additional sales of 3,071.2548 Units totaling $5,862,000, which was partially offset by the redemption of 410.8788 Units resulting in an outflow of $836,601, for the three months ended March 31, 2002. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2002, the Master's capital increased 16.7% from $152,214,723 to $177,700,705. This increase was attributable to net income from operations of $26,386,816, coupled with additions of 7,833.7554 Units totaling $8,766,153, which was partially offset by the redemption of 8,696.7302 Units totaling $9,666,987, for the three months ended March 31, 2002. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's first quarter of 2002, the net asset value per unit increased 13.4% from $1,897.23 to $2,152.40 as compared to an increase of 14.0% in the first quarter of 2001. The Partnership experienced a net trading gain in the first quarter of 2001 of $23,717,456. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Natural Gas,

IPE Brent Crude, IPE Gas Oil and energy swaps and were partially offset by losses in NYMEX Crude Oil, NYMEX Unleaded Gas, and NYMEX Heating Oil. The Partnership experienced a net trading gain before commissions and related fees in the first quarter of 2001 of $13,923,306. Gains were primarily attributable to the trading of IPE Brent Crude, NYMEX Natural Gas, NYMEX Heating Oil and energy swaps and were partially offset by losses in IPE Gas Oil, NYMEX Crude Oil and NYMEX Unleaded Gas.

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

     Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 2002 decreased by $68,092, as compared to the corresponding period in 2001. The decrease in interest income is primarily due to a decrease in interest rates during the period ended March 31, 2002.

     Brokerage commissions are allocated by the Master and are based on the number of trades executed by the Advisor. Commissions and fees for the three months ended March 31, 2002 increased by $2,624,951, as compared to the corresponding period in 2001.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2002 increased by $316,278, as compared to the corresponding period in 2001.

     Special limited partner allocations are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three months ended March 31, 2002 and 2001 resulted in special limited partner allocations of $4,585,682 and $2,451,957, respectively.

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

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of March 31, 2002. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2002, the Master's total capitalization was $177,700,705.

                                 March 31, 2002
                                   (Unaudited)

                                                            Year to Date
                                      % of Total          High           Low
Market Sector        Value at Risk   Capitalization  Value at Risk    Value at Risk
-----------------------------------------------------------------------------------

Energy               $31,113,185      17.51%         $39,090,185    $5,737,107
Energy Swaps           2,294,073       1.29%           2,392,574     1,991,009
                    ------------      ------
Total                $33,407,258      18.80%
                    ============      ======

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds - The Partnership continues to offer units at the net asset value per Unit as of the end of each month. For the three months ended March 31, 2002 there were additional sales of 3,071.2548 Units totaling $5,862,000. There were no additional sales during the three months ended March 31, 2001.

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


Date:        5/13/02
          -------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
           (General Partner)



By:  /s/ David J. Vogel, President
           David J. Vogel, President


Date:        5/13/02
          ------------



By:  /s/ Daniel R. McAuliffe, Jr.
     ----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director

Date:        5/13/02
          -----------