Form 10-Q
period 2002-06-30
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2002-08-14
CIK 1057051

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2002
                      --------------

Commission File Number 000-25921
                       ---------

                        SMITH BARNEY AAA ENERGY FUND L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                            13-3986032
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
-------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)


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

                                                              Page
                                                             Number

PART I - Financial Information:

  Item 1. Financial Statements:

          Statement of Financial Condition
          at June 30, 2002  and December 31,
          2001 (unaudited).                                       3

          Statement of Income and Expenses
          and Partners' Capital for the three
          and six months ended June 30, 2002
          and 2001 (unaudited).                                   4

          Notes to Financial Statements,
          including the Financial Statements of
          SB AAA Master Fund LLC (unaudited).                  5 - 15

  Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations.                                         16 - 18

  Item 3. Quantitative and Qualitative
          Disclosures of Market Risk                          19 - 20

PART II - Other Information                                     21

                                     PART I
                          Item 1. Financial Statements

                        Smith Barney AAA Energy Fund L.P.
                        Statement of Financial Condition
                                   (Unaudited)

                                                         June 30,                      December 31,
                                                           2002                            2001
                                                  ------------------------        -----------------------
Assets:

  Investment in Master Fund                                  $ 183,462,925                  $ 143,835,729
  Cash, in commodity futures trading account                        76,517                         11,680
                                                   ------------------------        -----------------------
                                                               183,539,442                    143,847,409
  Interest receivable                                              200,599                        164,303
                                                   ------------------------        -----------------------
                                                             $ 183,740,041                  $ 144,011,712
                                                   ========================        =======================

Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                                  $ 1,654,033                      $ 519,842
  Management fees                                                  299,180                        243,694
  Other fees                                                        84,871                         27,093
  Due to Special Limited Partner                                 8,340,834                              -
Redemptions payable                                              2,004,389                      8,333,262
                                                   ------------------------        -----------------------
                                                                12,383,307                      9,123,891
                                                   ------------------------        -----------------------
Partners' Capital:
  General Partner, 913.9790 Unit equivalents
    outstanding in 2002 and 2001                                 2,161,003                      1,734,028
  Limited Partners, 71,559.8603 and 70,183.3406
    Units of Limited Partnership Interest
    outstanding in 2002 and 2001, respectively                 169,195,731                    133,153,793
                                                   ------------------------        -----------------------
                                                               171,356,734                    134,887,821
                                                   ------------------------        -----------------------
                                                             $ 183,740,041                  $ 144,011,712
                                                   ========================        =======================

See Notes to Financial Statements.

                                   SMITH BARNEY AAA ENERGY FUND L.P.
                        STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                              (UNAUDITED)


                                                   Three Months Ended             Six Months Ended
                                                        June 30,                            June 30,
                                               ----------------------------   --------------------------
                                                   2002           2001           2002          2001

                                               -------------  -------------   -----------   ------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions  $ 33,831,669    $ 1,947,880  $ 39,662,542   $ 55,260,155
  Change in unrealized gains (losses) on open
   positions                                     (9,875,387)     5,001,153    11,869,032    (34,387,816)
  Income allocated from Master                       14,905              -        22,758               -
  Expenses allocated from Master                 (4,258,324)             -    (8,124,013)              -

                                               -------------  -------------   -----------   ------------

                                                 19,712,863      6,949,033    43,430,319     20,872,339

  Interest income                                   593,517        747,548     1,085,795      1,307,918

                                               -------------  -------------   -----------   ------------

  Net realized and unrealized gains              20,306,380      7,696,581    44,516,114     22,180,257


                                               -------------  -------------   -----------   ------------

Expenses:
Brokerage commissions including clearing
  fees of $560,345, $192,525, $833,144 and
  $371,367,  respectively                                 -      1,598,496 *           -      2,830,662 *
  Management fee                                    890,578        460,473     1,627,022        880,639
  Other expenses                                     31,625         29,039        76,373         40,226

                                               -------------  -------------   -----------   ------------

                                                    922,203      2,088,008     1,703,395      3,751,527

                                               -------------  -------------   -----------   ------------

  Net income                                     19,384,177      5,608,573    42,812,719     18,428,730
  Allocation to the Special Limited Partner      (3,755,152)      (972,205)   (8,340,834)    (3,424,162)
  Redemptions     -Limited Partner               (3,028,370)    (2,495,108)   (3,864,971)    (3,609,827)
                  -Special Limited Partner                -       (681,980)            -       (681,980)
  Additions - Limited Partner                             -              -     5,862,000              -
                    - General Partner                     -              -             -              -

                                               -------------  -------------   -----------   ------------

  Net increase in Partners' capital              12,600,655      1,459,280    36,468,914     10,712,761

Partners' capital, beginning of period          158,756,079     83,580,145    134,887,821    74,326,664

                                               -------------  -------------   -----------   ------------

Partners' capital, end of period               $171,356,734   $ 85,039,425    $171,356,735  $ 85,039,425
                                               -------------  -------------   -----------   ------------

Net asset value per Unit
  (72,473.8393 and 50,221.1013 Units
  outstanding at June 30, 2002 and
  2001, respectively)                             $ 2,364.39     $ 1,693.30    $ 2,364.39     $ 1,693.30
                                               -------------  -------------   -----------   ------------


Net income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent     $ 211.99        $ 88.45      $ 467.16       $ 285.08
                                               -------------  -------------   -----------   ------------


* Amount reclassified for comparative purposes
See Notes to Financial Statements
                                        4

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

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

     Effective September 1, 2001, the Partnership transferred substantially all of its assets (including unrealized appreciation of $(7,323,329) in exchange for 128,539.1485 Units and a fair value of $128,539,149 as a tax-free transfer to the SB AAA Master Fund LLC, a New York limited liability company (the "Master"). The Master was formed in order to permit accounts managed now or in the future by AAA Capital Management LLC (the "Advisor") using the Energy Program (Futures and Swaps), the Advisor's proprietary trading program, to invest together in one trading vehicle. Smith Barney Futures Management LLC (the "General Partner") is the general partner of the Partnership and the managing member of the Master. The Partnership is a non-managing member of the Master and the Advisor is a special limited partner. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

     As of June 30, 2002 , the Partnership owns approximately 92.2% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The financial statements of the Master are included in this report and should be read together with the Partnership's financial statements.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

     Prior to September 1, 2001, the Partnership's commodity broker was Salomon Smith Barney Inc. ("SSB"). The Master's commodity broker is SSB. SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2002 and December 31, 2001 and the results of its operations for the three and six months ended June 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

         The Master's Statement of Financial Condition as of June 30, 2002 and December 31, 2001 and its Statement of Income and Expenses and Members' Capital for the three and six months ended June 30, 2002 were:

                             SB AAA Master Fund LLC
                        Statement of Financial Condition
                                   (Unaudited)


                                               June 30, 2002   December 31,2001
                                               -------------   ---------------
Assets:

Equity in commodity futures trading account:
Cash                                           $ 181,267,497    $ 156,846,978
Net unrealized appreciation
 on open  positions                                6,242,443        1,084,800
Net unrealized depreciation
 on open swaps positions                          (1,169,729)        (606,310)
Commodity options owned, at
 fair value (cost $49,589,138
 and $3,003,750, respectively)                    44,745,806        2,135,700
                                               -------------    -------------

                                                 231,086,017      159,461,168
Due from brokers                                     796,750          481,935
Interest Income                                        5,396            2,911
                                               -------------    -------------
                                               $ 231,888,163    $ 159,946,014
                                               =============    =============

Liabilities and Members' Capital:
Liabilities:
Commodity options written, at
   fair value  (premium received
   $44,930,089 and $8,994,064,
   respectively)                               $  30,309,742    $   6,501,746
Accrued Expenses:
 Commissions                                         915,168          261,717
 Professional fees                                    52,940           38,000
 Due to brokers                                    1,670,706          906,850
 Due to SSB                                           22,978           22,978
                                               -------------    -------------
                                                  32,971,534        7,731,291
                                               -------------    -------------
Members' Capital                                 198,916,629      152,214,723
                                               -------------    -------------
                                               $ 231,888,163    $ 159,946,014
                                               =============    =============

See Notes to Financial Statements
                                       7

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                  June 30, 2002
                                   (Unaudited)

Sector                     Number of Contracts        Contract                                                          Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
Energy
                                         Futures contracts purchased - 1.77%                                            3,517,881




                                         Futures contracts sold - 1.37%                                                 2,724,562



                                         Options owned - 22.56%
                                   3,230 NYMEX Natural Gas Call - 12.87%, Aug 2002 - June 2003                         25,594,780
                                   2,263 NYMEX Light Sweet Crude Call - 7.25%, Oct 2002 - Mar 2003                     14,424,620
                                         Other - 2.44%                                                                  4,851,527

                                         Options written - (15.30)%
                                   3,200 NYMEX Light Sweet Crude Call - (6.27)%, Aug 2002 - Dec 2002                  (12,465,820)
                                   9,335 NYMEX Natural Gas Call - (6.27)%, Aug 2002 - Mar 2003                        (12,475,090)
                                         Other - (2.76)%                                                               (5,493,952)

                                         Swaps contracts purchased - 2.05%                                              4,075,097

                                         Swaps contracts purchased - (2.63)%                                           (5,231,640)

                                         Swap options purchased - (0.01)%                                                 (13,187)

                                                                                                               --------------------
    Total Energy - 9.81%                                                                                               19,508,778
                                                                                                               --------------------
Total Fair Value - 9.81%                                                                                             $ 19,508,778
                                                                                                              =====================

Country Composition                          Investments at Fair Value                                % of Investments at Fair Value
---------------------------              -----------------------------------                          ---------------------
United States                                                  $ 19,508,778                                        100.00%


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

See notes to financial statements.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
              Statement of Income and Expenses and Members' Capital

                                               For the Three      For the Six
                                               Months Ended       Months Ended
                                                June 30, 2002     June 30, 2002
                                              ---------------    --------------

Income:

Net gains on trading of Commodity interests:

Realized gains on closed
 positions                                     $  36,634,699    $  42,816,561
Change in unrealized gains
 (losses) on open positions                      (10,702,971)      12,746,971
                                               -------------    -------------
                                                  25,931,728       55,563,532
Interest income                                       15,033           23,455
                                               -------------    -------------
                                                  25,946,761       55,586,987
                                               -------------    -------------
Expenses:

Brokerage commissions including
 clearing fees of $606,653 and
 $1,098,861, respectively                          4,277,310        7,521,526
Professional fees                                      9,092           18,286
                                               -------------    -------------
                                                   4,286,402        7,539,812
                                               -------------    -------------
Net Income                                        21,660,359       48,047,175
Additions                                          2,396,264       11,162,417
Redemptions                                       (2,840,699)     (12,507,686)
                                               -------------    -------------
Net increase in Members'
 Capital                                          21,215,924       46,701,906
Members' capital, beginning of
 period                                          177,700,705      152,214,723
                                               -------------    -------------
Members' capital, end of period                $ 198,916,629    $ 198,916,629
                                               =============    =============

Net asset value per Unit
 (136,093.2122 Units outstanding
 at June 30, 2002 )                            $  1,461.6205    $  1,461.6205
                                               =============    =============

Net income per Unit of Member
 Interest                                      $    158.4599    $    352.3802
                                               =============    =============

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

2.     Financial Highlights:

         Changes in net asset value per Unit for the three and six months ended June 30, 2002 and 2001 were as follows:



                                   THREE-MONTHS ENDED            SIX-MONTHS ENDED
                                        JUNE 30,                    JUNE 30,
                                 ----------------------       ----------------------
                                     2002          2001          2002          2001
                                 ---------     ---------      -------      ---------
Net realized and unrealized
 Gains *                         $  267.30    $  101.94      $  588.51    $  342.62
Interest income                       8.27        14.52          15.07        25.16
Expenses **                         (63.58)      (28.01)       (136.42)      (82.70)
                                 ----------   ----------     ----------   ----------
Increase for period                 211.99        88.45         467.16       285.08
Net Asset Value per Unit,
 Beginning of period              2,152.40     1,604.85       1,897.23     1,408.22
                                 ----------   ----------     ----------   -----------

Net Asset Value per Unit,
 End of period                   $2,364.39    $1,693.30      $2,364.39    $1,693.30
                                 ==========   ==========     ==========   ===========


*   Net realized and unrealized gains (losses) is net of commission expense.

**  Expenses exclude commission expense.

                        MITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

Financial Highlights continued:


                                         THREE-MONTHS ENDED       SIX-MONTHS ENDED
                                            JUNE 30,                   JUNE 30,
                                       --------------------       --------------------
                                          2002       2001         2002          2001
                                       ---------   --------      -------     ----------
Ratio to average net assets:

Net income before incentive fee            47.1%      26.3%        56.0%       44.8%
Incentive fee                              (9.1)%     (4.6)%      (10.9)%      (8.3)%
                                        ---------   --------     --------    ---------
Net income after incentive fee             38.0%      21.7%        45.1%       36.5%
                                        =========   ========     ========    ==========

Operating expenses                         12.6%       9.8%        12.9%        9.1%
Incentive fee                               9.1%       4.6%        10.9%        8.3%
                                        ---------   --------     --------    ---------
Total expenses and incentive fees          21.7%      14.4%        23.8%       17.4%
                                        =========   ========     ========    =========

Total return:
Total return before incentive fee          15.1%       9.8%        30.6%       25.1%
Incentive fee                              (1.7)%     (4.2)%       (6.0)%      (4.8)%
                                        ---------   ---------    --------    ----------
Total return after incentive fee           13.4%       5.6%        24.6%       20.3%
                                         ========   ========     ========   ========

-----------------------------------------------------------------------------------------

Financial Highlights of the Master:

Total return                                12.2%                  31.8%
Ratio of expenses, including brokerage
 commissions, to average net assets          9.1%                   8.8%

Ratio of net income to average
 net assets                                 46.1%                  55.9%


                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

3.       Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests the majority of its assets through a "master fund/feeder fund" structure. The results of the Partnership's investment in the Master are shown in the Statement of Income and Expenses and Partners' Capital and are discussed herein Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The respective Customer Agreement between the Partnership and SSB and the Master and SSB give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the six months ended June 30, 2002 and the period from September 1, 2001 (commencement of operations) to December 31, 2001, respectively, based on a monthly calculation, were $11,508,292 and $(927,070), respectively. The fair value of these commodity interests, including options and swaps thereon, if applicable, at June 30,2002 and December 31, 2001 was $19,508,778 and $(3,887,556), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.       Financial Instrument Risk:

     The Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash,

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership through its investment in the Master has concentration risk because the sole counterparty or broker with respect to the Master's assets is SSB.

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

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Master's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2002. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master cash and interest receivable. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2002.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2002, Partnership capital increased 27.0% from $134,887,821 to $171,356,734. This increase was attributable to net income from operations of $34,471,885 after the allocation to the special limited partner of $8,340,834, coupled with additional sales of 3,071.2548 Units totaling $5,862,000, which was partially offset by the redemption of 1,283.8563 Units resulting in an outflow of $3,864,971. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2002, the Master's capital increased 30.7% from $152,214,723 to $198,916,629. This increase was attributable to net income from operations of $48,047,175, coupled with additions of 9,924.5628 Units totaling $11,162,417, which was partially offset by the redemption of 11,055.6501 Units totaling $12,507,686. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains(losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

Results of Operations

     During the Partnership's second quarter of 2002, the net asset value per unit increased 9.8% from $2,152.40 to $2,364.39 as compared to an increase of 5.5% in the second quarter of 2001. The Partnership experienced a net trading gain in the second quarter of 2002 of $19,712,863. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Natural Gas, NYMEX Crude Oil, NYMEX Unleaded Gas and NYMEX Heating Oil and were partially offset by losses in energy swaps, IPE Brent Crude Oil and IPE Gas Oil. The Partnership experienced a net trading gain in the second quarter of 2001 of $6,949,033. Gains were primarily attributable to the trading of NYMEX Natural Gas, NYMEX Crude Oil, NYMEX Heating Oil and energy swaps and were partially offset by losses in IPE Gas Oil and NYMEX Unleaded Gas.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and Master) depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership (and Master) expect to increase capital through operations.

     Interest income on 80% of the Partnership's average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Salomon Smith Barney may continue to maintain the Partnership assets in cash and/or to place all of the Fund assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Salomon Smith Barney will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2002 decreased by $154,031 and $222,123, respectively, as compared to the corresponding periods in 2001. The decrease in interest income is primarily due to a decrease in interest rates during the period ended June 30, 2002.

     Brokerage commissions are allocated by the Master and are based on the number of trades executed by the Advisor. Commissions and fees allocated to the Partnership for the three and six months ended June 30, 2002 increased by $2,659,828 and $5,293,351, respectively, as compared to the corresponding periods in 2001.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2002 increased by $430,105 and $746,383, respectively, as compared to the corresponding periods in 2001.

     Special limited partner allocations are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and six months ended June 30, 2002 resulted in an accrual of Special Limited Partner allocations of $3,755,152 and $8,340,834, respectively. Trading performance for the three and six months ended June 30, 2001 resulted in an accrual of Special Limited Partner allocations of $972,205 and $3,424,162, respectively.

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

     The Master rapidly acquires and liquidates both long and short positions in a range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master's past performance is not necessarily indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master's speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master's losses in any market sector will be limited to Value at Risk or by the Master's attempts to manage its market risk.

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

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2002 . All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2002 , the Master's total capitalization was $198,916,629. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.

                         June 30, 2002
                           (Unaudited)

                                                             Year to Date
                                       % of Total         High           Low
Market Sector        Value at Risk   Capitalization   Value at Risk   Value at Risk
-----------------------------------------------------------------------------------

Energy                  $28,596,761     14.38%        $64,130,606     $5,737,107
Energy Swaps              3,521,443      1.77%          9,119,561      1,395,629
                       ------------     ------
Total                  $32,118,204      16.15%
                       ============     ======

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -

               In April 2002, consolidated amended complaints were filed against Salomon Smith Barney Inc and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Also pending in the Southern District of New York against Salomon Smith Barney Inc and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters.

Item 2. Changes in Securities and Use of Proceeds -

               The Partnership no longer offers units at the net asset value per Unit as of the end of each month. For the three and six months ended June 30, 2002 there were additional sales of 3,071.2548 Units totaling $5,862,000. There were no additional sales during the three and six months ended June 30, 2001.

               Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6.  (a) Exhibit - 99.1 Certificate of Chief Executive Officer.
             Exhibit - 99.2 Certificate of Chief Financial Officer.

         (b) Reports on Form 8-K - None with respect to the second quarter of 2002. On July 17, 2002 the Partnership filed a notice on Form 8-K to report a change in accountants from PricewaterhouseCoopers LLP to KPMG LLP.

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


Date:        8/14/02
          -------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
           (General Partner)



By:  /s/ David J. Vogel, President
           David J. Vogel, President


Date:        8/14/02
          ------------



By:  /s/ Daniel R. McAuliffe, Jr.
     ----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director

Date:        8/14/02
          -----------