Form 10-Q
period 2002-09-30
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2002-11-14
CIK 1057051

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2002
                      -------------------

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

                                                                        Page
                                                                      Number

PART I - Financial Information:

   Item 1. Financial Statements:

           Statements of Financial Condition
           at September 30, 2002  and December 31,
           2001 (unaudited).                                               3

           Statements of Income and Expenses and Partners'
           Capital for the three and nine months ended
           September 30, 2002
           and 2001 (unaudited).                                           4

           Notes to Financial Statements,
           including the Financial Statements of
           SB AAA Master Fund LLC (unaudited).                          5 - 16

   Item 2. Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.                                                 17 - 19

   Item 3. Quantitative and Qualitative
           Disclosures of Market Risk                                  20 - 21

   Item 4. Controls and Procedures                                       22

PART II - Other Information                                              23

                                     PART I
                          Item 1. Financial Statements

                    Smith Barney AAA Energy Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                     September 30,  December 31,
                                                        2002            2001
                                                    -------------   ------------
Assets:

  Investment in Master Fund                          $186,075,258   $143,835,729
  Cash, in commodity futures trading account               33,753         11,680
                                                     ------------   ------------
                                                      186,109,011    143,847,409
Interest receivable                                       192,365        164,303
                                                     ------------   ------------
                                                     $186,301,376   $144,011,712
                                                     ============   ============

Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions allocated from the Master              $  1,277,611   $    519,842
  Management fees                                         304,079        243,694
  Other fees                                               42,108         27,093
  Due to Special Limited Partner                        9,733,380            -
Redemptions payable                                       592,063      8,333,262
                                                     ------------   ------------
                                                       11,949,241      9,123,891
                                                     ------------   ------------
Partners' Capital:
  General Partner, 913.9790 Unit equivalents
    outstanding in 2002 and 2001                        2,240,455      1,734,028
  Limited Partners, 70,211.7777 and 70,183.3406
    Units of Limited Partnership Interest
    outstanding in 2002 and 2001, respectively        172,111,680    133,153,793
                                                     ------------   ------------
                                                      174,352,135    134,887,821
                                                     ------------   ------------
                                                     $186,301,376   $144,011,712
                                                     ============   ============

See Notes to Unaudited Financial Statements.

                        SMTIH BARNEY AAA ENERGY FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                   Three Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,
                                                           --------------------------------     ----------------------------------
                                                                2002             2001                 2002                2001
                                                          --------------      -------------    --------------      ---------------
Income:
 Realized gains  on closed positions from Master            $ 19,148,810      $ 17,904,471          58,811,352       $ 17,904,471
  Change in unrealized gains (losses) on open
   positions from Master                                      (8,860,519)      (11,210,303)          3,008,513        (11,210,303)
 Net gains (losses) on trading of commodity
   interests (See Note 1):
  Realized gains  on closed positions                                  -         2,599,217                   -         57,859,372
  Change in unrealized gains (losses) on open
   positions                                                           -         1,982,508                   -        (32,405,308)
  Income allocated from Master                                    12,159                 -              34,917                  -
  Expenses allocated from Master                              (2,389,609)                -         (10,496,655)                 -
                                                           --------------     -------------   -----------------    ---------------
                                                               7,910,841        11,275,893          51,358,127         32,148,232
  Interest income                                                593,409           900,970           1,679,204          2,208,888
                                                           --------------     -------------   -----------------    ---------------
                                                               8,504,250        12,176,863          53,037,331         34,357,120
                                                           --------------     -------------   -----------------    ---------------
Expenses:
  Brokerage commissions including clearing fees
   of $0,  $176,386,  $0 and $547,753,  respectively                   -         1,812,255 *                 -          4,642,917 *
  Management fee                                                 904,785           630,031           2,531,807          1,510,670
  Other                                                           31,165            64,400             124,506            104,626
                                                           --------------     -------------   -----------------    ---------------
                                                                 935,950         2,506,686           2,656,313          6,258,213
                                                           --------------     -------------   -----------------    ---------------
  Net income                                                   7,568,300         9,670,177          50,381,018         28,098,907
  Allocation to the Special Limited Partner                   (1,392,546)       (1,753,842)         (9,733,380)        (5,178,004)
  Redemptions                                                 (3,180,353)       (3,215,287)         (7,045,324)        (7,507,094)
  Additions - Limited Partners                                         -        39,164,000           5,862,000         39,164,000
            - General Partner                                          -           355,000                   -            355,000
                                                           --------------     -------------   -----------------    ---------------
  Net increase in Partners' capital                            2,995,401        44,220,048          39,464,314         54,932,809
Partners' capital, beginning of period                       171,356,734        85,039,425         134,887,821         74,326,664
                                                           --------------     -------------   -----------------    ---------------
Partners' capital, end of period                           $ 174,352,135      $129,259,473       $ 174,352,135      $ 129,259,473
                                                           --------------     -------------   -----------------    ---------------
Net asset value per Unit
  (71,125.7567  and 71,568.9614  Units outstanding
  at September 30, 2002 and 2001, respectively)               $ 2,451.32        $ 1,806.08          $ 2,451.32         $ 1,806.08
                                                           --------------     -------------   -----------------    ---------------
Net income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                   $ 86.93          $ 112.78            $ 554.09           $ 397.86
                                                           --------------     -------------   -----------------    ---------------



*Amounts reclassified for comparative purposes
See Notes to Unaudited Financial Statements

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

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

     Effective September 1, 2001, the Partnership transferred substantially all of its assets (including unrealized appreciation of $(7,323,329) in exchange for 128,539.1485 Units and a fair value of $128,539,149 as a tax-free transfer to the SB AAA Master Fund LLC, a New York limited liability company (the "Master"). The Master was formed in order to permit accounts managed now or in the future by AAA Capital Management LLC (the "Advisor") using the Energy Program (Futures and Swaps), the Advisor's proprietary trading program, to invest together in one trading vehicle. In addition, the Advisor is a Special Limited Partner of the Partnership, an employee of SSB and a related party. Smith Barney Futures Management LLC (the "General Partner") is the general partner of the Partnership and the managing member of the Master. The Partnership is a non-managing member of the Master and the Advisor is a special limited partner. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

     As of September 30, 2002, the Partnership owns approximately 57.0% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition, Statement of Income and Expenses and Member's Capital and Condensed Schedule of Investments are included herein.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

     Prior to September 1, 2001, the Partnership's commodity broker was Salomon Smith Barney Inc. ("SSB"). The Master's commodity broker is SSB. SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2002 and December 31, 2001 and the results of its operations for the three and nine months ended September 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

     The Master's Statement of Financial Condition as of September 30, 2002 and December 31, 2001, Condensed Schedule of Investments as of September 30, 2002 and its Statement of Income and Expenses and Members' Capital for the three and nine months ended September 30, 2002 are presented below:

                             SB AAA Master Fund LLC
                        Statements of Financial Condition
                                   (Unaudited)

                                        September 30,    December 31,
                                            2002             2001
                                       --------------   -------------
Assets:
Equity in commodity futures
 trading account:
Cash                                  $ 294,385,658    $ 156,846,978
Net unrealized appreciation
 (depreciation) on open  positions       (3,485,500)       1,084,800
Net unrealized depreciation on
 open swaps positions                    (9,765,208)        (606,310)
Commodity options owned, at fair
 value (cost $56,210,666 and
 $3,003,750, respectively)               68,949,128        2,135,700
                                      -------------    -------------
                                        350,084,078      159,461,168
Due from brokers                         12,678,133          481,935
Interest Income                               6,252            2,911
                                      -------------    -------------
                                      $ 362,768,463    $ 159,946,014
                                      =============    =============

Liabilities and Members' Capital:
Liabilities:
Commodity options written, at
   fair value  (premium received
   $33,965,453 and $8,994,064,
   respectively)                      $  32,893,286    $   6,501,746
Accrued Expenses:
 Commissions                              1,436,317          261,717
 Professional fees                           20,719           38,000
 Due to brokers                           1,770,400          906,850
 Due to SSB                                  22,978           22,978
                                      -------------    -------------
                                         36,143,700        7,731,291
                                      -------------    -------------
Members' Capital, 214,373.0803
 and 137,224.2994 Units outstanding
 in 2002 and 2001, respectively         326,624,763      152,214,723
                                      -------------    -------------
                                      $ 362,768,463    $ 159,946,014
                                      =============    =============



                        Smith Barney AAA Energy Fund L.P.
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                               September 30, 2002
                                   (Unaudited)

                              Number of
 Sector                       Contracts                 Contract                                        Fair Value
--------------                 ----------------------------------------------------------------       -------------
Energy
                                      Futures contracts purchased - 9.20%
                                5,305 NYMEX Natural Gas - 4.97%,  Nov 2002 - Apr 2005                  $ 16,238,262
                                2,218 IPE Gas Oil - 2.97%, Dec 2002                                       9,709,192
                                      Other - 1.26%                                                       4,094,194

                                      Futures contracts sold - (10.26)%
                                9,036 NYMEX Natural Gas - (7.85)%, Nov 2002 - Jan 2005                  (25,627,226)
                                      Other - (2.41)%                                                    (7,899,922)

                                      Options owned - 21.11%
                                5,021 NYMEX Natural Gas Call - 10.19%, Nov 2002 - Jan 2003               33,269,730
                                4,322 NYMEX Light Sweet Crude Call - 8.68%, Nov 2002 - Jan 2003          28,340,790
                                      Other - 2.24%                                                       7,338,608

                                      Options written - (10.07))%
                                5,708 NYMEX Light Sweet Crude Call - (4.03)%, Nov 2002 - June 2003      (13,164,360)
                                4,138 NYMEX Natural Gas Call - (3.41)%, Dec 2002 - Jan 2003             (11,151,710)
                                      Other - (2.63)%                                                    (8,577,216)

                                      Swaps contracts purchased - 4.29%                                  14,028,289

                                      Swaps contracts purchased - (7.43)%
                                5,337 Henry Hub Natural Gas - (6.17)%                                   (20,149,325)
                                      Other - (1.26)%                                                    (4,107,980)

                                      Swap options purchased - 0.14%                                        463,808


                                                                                                       -------------
    Total Energy - 6.98%                                                                                 22,805,134
                                                                                                      -------------
Total Fair Value - 6.98%                                                                               $ 22,805,134
                                                                                                       =============

                                        Investments at                                         % of Investments
 Country Composition                     Fair Value                                             at Fair Value
--------------------                   ----------------                                            --------
United States                           $ 22,805,134                                               100.00%

                        Smith Barney AAA Energy Fund L.P.
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

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

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
             Statements of Income and Expenses and Members' Capital




                                               For the Three    For the Nine    For the Period from
                                                Months Ended     Months Ended    September 1,2001
                                               September 30,     September 30,   To September 30,
                                                   2002              2002             2001
                                              -------------      ------------    --------------
Income:

Net gains on trading of Commodity interests:

Realized gains on closed positions             $  32,291,900    $  75,108,461    $  18,691,588
Change in unrealized gains (losses)
 on open positions                               (14,050,950)      (1,303,979)     (11,703,130)
                                               -------------    -------------    -------------
                                                  18,240,950       73,804,482        6,988,458
Interest income                                       20,593           44,048            9,156
                                               -------------    -------------    -------------
                                                  18,261,543       73,848,530        6,997,614
                                               -------------    -------------    -------------
Expenses:

Brokerage commissions including clearing
 fees of $609,839, $606,653, $1,708,700
 and $1,098,861, respectively                      4,705,739       12,227,265          573,239

Professional fees                                      9,399           27,685              -
                                               -------------    -------------    -------------
                                                   4,715,138       12,254,950          573,239
                                               -------------    -------------    -------------
Net Income                                        13,546,405       61,593,580        6,424,375
Additions                                        122,115,230      133,277,647      135,055,657
Redemptions                                       (7,953,501)     (20,461,187)             -
                                               -------------    -------------    -------------
Net increase in Members' Capital                 127,708,134      174,410,040      141,480,032
Members' capital, beginning of period            198,916,629      152,214,723              -
                                               -------------    -------------    -------------
Members' capital, end of period                $ 326,624,763    $ 326,624,763    $ 141,480,032
                                               =============    =============    =============

Net asset value per Unit (214,373.0803
 and 135,055.6566  Units outstanding at
 September 30, 2002 and 2001, respectively)    $  1,523.6277    $  1,523.6277    $  1,047.5684
                                               =============    =============    =============

Net income per Unit of Member
 Interest                                      $     62.0072    $    414.3874    $     47.5684
                                               =============    =============    =============

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

2. Financial Highlights:

         Changes in net asset value per Unit for the three and nine months ended September 30, 2002 and 2001 were as follows:



                                  THREE-MONTHS ENDED           NINE-MONTHS ENDED
                                     SEPTEMBER 30,               SEPTEMBER 30,
                                -----------------------    ----------------------
                                    2002        2001          2002         2001
                                -----------------------    ----------------------
Net realized and unrealized
 gains *                        $  111.15     $  134.66    $  699.66    $  477.28
Interest income                      8.42         13.14        23.49        38.30
Expenses **                        (32.64)       (35.02)     (169.06)     (117.72)
                                ----------    ----------   ----------   ----------
Increase for the period             86.93        112.78       554.09       397.86
Net Asset Value per Unit,
 beginning of period             2,364.39      1,693.30     1,897.23     1,408.22
                                ----------    ----------   ----------   -----------

Net Asset Value per Unit,
 end of period                  $2,451.32     $1,806.08    $2,451.32    $1,806.08
                                ==========    ==========  ==========     ========


* Net realized and unrealized gains is net of commission expense. ** Expenses exclude commission expense.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

Financial Highlights continued:

                                  THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                -----------------------  ----------------------
                                    2002        2001        2002         2001
                                -----------------------  ----------------------
Ratio to average net assets:***

Net income before incentive fees     17.7%      34.6%       42.3%       39.9%
Incentive fees                       (3.3)%     (6.3)%      (8.2)%      (7.3)%
                                  ---------   --------    --------     --------
Net income after incentive fees      14.4%      28.3%       34.1%       32.6%
                                  =========   ========    ========    =========

Operating expenses                    7.8%       9.0%       11.0%        8.9%
Incentive fees                        3.3%       6.3%        8.2%        7.3%
                                  ---------   --------    --------     --------
Total expenses and incentive fees    11.1%      15.3%       19.2%       16.2%
                                  =========   ========    ========    =========

Total return:
Total return before incentive fees    4.5%       9.8%       36.4%       33.4%
Incentive fees                       (0.8)%     (4.2)%      (7.2)%      (5.1)%
                                  ---------   ---------   --------    ----------
Total return after incentive fees     3.7%       6.7%       29.2%       28.3%
                                   ========   ========    ========    =========

*** Annualized

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

Financial Highlights of the Master:

     Changes in net asset value per Unit for the three and nine months ended September 30, 2002 and for the period from September 1, 2001 to September 30, 2001 were as follows:



                                               For the Three    For the Nine    For the Period from
                                                Months Ended     Months Ended    September 1,2001
                                               September 30,     September 30,   To September 30,
                                                   2002              2002             2001
                                              -------------      ------------    --------------
Net realized and unrealized gains *          $    61.9535        $  414.2958     $   47.5006
Interest Income                                    0.0987             0.2713          0.0678
Expenses**                                        (0.0450)           (0.1797)            -
                                             -------------       ------------      ------------
 Increase for period                              62.0072           414.3874         47.5684

Net Asset Value per Unit,
 beginning of period                           1,461.6205         1,109.2403      1,000.0000
                                              ------------       ------------    ------------

Net Asset Value per Unit
 end of period                                $1,523.6277        $1,523.6277     $1,047.5684
                                              ============       ============    ============


Total return                                       4.2%              37.4%            4.8%

Ratio of expenses, including brokerage
 commissions, to average net assets ***            6.7%               7.7%            5.0%

Ratio of net income to average
 net assets ***                                   19.2%              38.5%           56.5%


*        Net realized and unrealized gains is net of commission expense.
**       Expenses exclude commission expense.
***      Annualized

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

3.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests the majority of its assets through a "master fund/feeder fund" structure. The results of the Partnership's investment in the Master are shown in the Statement of Income and Expenses and Partners' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The respective Customer Agreement between the Partnership and SSB and the Master and SSB give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the nine months ended September 30, 2002 and the period from September 1, 2001 (commencement of operations) to December 31, 2001, respectively, based on a monthly calculation, were $11,508,292 and $(927,070), respectively. The fair value of these commodity interests, including options and swaps thereon, if applicable, at September 30,2002 and December 31, 2001 was $22,805,134 and $(3,887,556), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

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

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Master's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2002. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master, cash and interest receivable. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2002.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2002, Partnership capital increased 29.3% from $134,887,821 to $174,352,135. This increase was attributable to net income from operations of $40,647,638 after the allocation to the special limited partner of $9,733,380, coupled with additional sales of 3,071.2548 Units totaling $5,862,000, which was partially offset by the redemption of 3,042.8177 Units resulting in an outflow of $7,045,324. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2002, the Master's capital increased 114.6% from $152,214,723 to $326,624,763. This increase was attributable to net income from operations of $61,593,580, coupled with additions of 9,924.5628 Units totaling $133,277,647, which was partially offset by the redemption of 11,055.6501 Units totaling $20,461,187. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

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

Results of Operations

     During the Partnership's third quarter of 2002, the net asset value per unit increased 3.7% from $2,364.39 to $2,451.32 as compared to an increase of 6.7% in the third quarter of 2001. The Partnership experienced a net trading gain in the third quarter of 2002 of $7,910,841. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Natural Gas, NYMEX Crude Oil, NYMEX Unleaded Gas and NYMEX Heating Oil and were partially offset by losses in energy swaps, IPE Brent Crude Oil and IPE Gas Oil. The Partnership experienced a net trading gain in the third quarter of 2001 of $11,275,893. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Natural Gas and NYMEX Heating Oil and were partially offset by losses in IPE Brent Crude Oil, IPE Gas Oil, NYMEX Crude Oil, NYMEX Brent Crude Oil and NYMEX Unleaded Gas.

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

     Interest income on 80% of the Partnership's average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. SSB may continue to maintain the Master assets in cash and/or place all of the Master assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. SSB will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2002 decreased by $307,561 and $529,684, respectively, as compared to the corresponding periods in 2001. The decrease in interest income is primarily due to a decrease in interest rates during the three and nine months ended September 30, 2002.

     Brokerage commissions are allocated by the Master and are based on the number of trades executed by the Advisor. Commissions and fees allocated to the Partnership for the three and nine months ended September 30, 2002 increased by $577,354 and $5,853,738, respectively, as compared to the corresponding periods in 2001.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2002 increased by $274,754 and $1,021,137, respectively, as compared to the corresponding periods in 2001. The increase in management fees is due to an increase in assets during the three and nine months ended September 30, 2002.

     Special limited partner allocations are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 2002 resulted in an accrual of Special Limited Partner allocations of $1,392,546 and $9,733,380, respectively. Trading performance for the three and nine months ended September 30, 2001 resulted in an accrual of Special Limited Partner allocations of $1,753,842 and $5,178,004, respectively.

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

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2002 . All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2002 , the Master's total capitalization was $326,624,763. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.

                               September 30, 2002
                                   (Unaudited)

                                                           Year to Date
                                     % of Total       High                Low
Market Sector    Value at Risk      Capitalization   Value at Risk   Value at Risk
-----------------------------------------------------------------------------------

Energy              $21,045,397      6.44%           $64,130,606     $5,737,107
Energy Swaps          6,024,696      1.85%             9,119,561      1,395,629
                   ------------     ------
Total              $27,070,093       8.29%
                   ============     ======

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of a date within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -
     Enron Corp.

          In April 2002, Citigroup Inc. ("Citigroup") and, in one case, SSB, were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two putative consolidated class action complaints that were filed in the United States District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the other action, brought on behalf of current and former Enron employees (Tittle, et al. v. Enron Corp., et al.), alleges violations of the Employment Retirement Income Security Act of 1974, as amended ("ERISA"), and the Racketeer Influenced and Corrupt Organizations Act ("RICO"), as well as claims for negligence and civil conspiracy. On May 8, 2002, Citigroup and SSB filed motions to dismiss the complaints, which are pending.

          In July 2002, Citigroup, SSB, a number of their affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative class action filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (Hudson Soft Co., Ltd. v. Credit Suisse First Boston Corporation, et al.). The amended complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and seeks unspecified damages.

          Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) two actions brought in different state courts by state pension plans alleging violations of state securities law and claims for common law fraud and unjust enrichment;
     (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence, and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of federal securities laws, including Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended; (v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an ction brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; and (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron. Several of these cases have been consolidated with the Newby action and stayed pending the Court's decision on the pending motions to dismiss Newby.

          Additionally, Citigroup and certain of its affiliates have received inquiries and requests for information from various regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup is cooperating fully with all such requests.

     Research

          Since May 2002, SSB and Jack Grubman have been named as defendants in approximately 62 putative class action complaints by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, WorldCom, Inc., AT&T, Winstar, Rhythm Net Connections, Level 3 Communications, MetroMedia Fiber Network, XO Communications and Williams Communications Group Inc. Similar claims with respect to research have also been included in approximately 100 cases pending against SSB and other broker dealers in the IPO Allocation Securities Litigation and the IPO Allocation Antitrust Litigation, disclosed below under the caption "Other." Nearly all of these actions are pending in the United States District Court for the Southern District of New York.

          Since April 2002, SSB and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees, including the National Association of Securities Dealers (the "NASD"), which has raised issues about SSB's internal e-mail retention practices and research on Winstar Communications, Inc. With respect to Winstar, SSB and the NASD have entered into a settlement agreement. SSB agreed to pay a penalty in the amount of $5 million and did not admit to any wrongdoing. With respect to other such matters, these agencies have been engaged in discussions with a number of broker dealers, including SSB, about resolving potential enforcement proceedings relating to research. SSB is cooperating fully with all such requests.

     WorldCom, Inc.

          Citigroup and SSB are involved in a number of lawsuits arising out of the underwriting of debt securities of WorldCom, Inc. These lawsuits include putative class actions filed in July 2002 by alleged purchasers of WorldCom debt securities in the United States District Court for the Southern District of New York (Above Paradise Investments Ltd. v. WorldCom, Inc., et al.; Municipal Police Employees Retirement System of Louisiana v. WorldCom, Inc., et al.), and in the United States District Court for the Southern District of Mississippi (Longacre Master Fund v. WorldCom, Inc., et al.). These putative class action complaints assert violations of federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, and seek unspecified damages from the underwriters.

          On October 11, 2002, the Above Paradise and Municipal Police Employees lawsuits filed in the United States District Court for the Southern
     District of New York were superseded by the filing of a consolidated putative class action complaint in the United States District Court for the Southern District of New York (In re WorldCom, Inc. Securities Litigation). In the consolidated complaint, in addition to the claims of violations by the underwriters of federal securities laws, including Sections 11 and 12 of the Securities Act of 1933, as amended, the plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by SSB, arising out of alleged conflicts of interest of SSB and Jack Grubman. The plaintiffs continue to seek unspecified compensatory damages. In addition to the consolidated class action complaint, the Southern District of Mississippi class action has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

          In addition to the putative class actions that have commenced, certain individual actions have been filed in various federal and state courts against Citigroup and SSB, along with other parties, concerning WorldCom debt securities, including individual state court actions brought by various pension funds in connection with the underwriting of debt securities of WorldCom alleging violations of Section 11 of the Securities Act of 1933, as amended, and, in one case, violations of various state securities laws and common law fraud. Most of these actions have been removed to federal court and an application has been made to have them transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

          A putative class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud (Emanuele v. WorldCom, Inc., et al.), which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

          Additional lawsuits containing similar claims to those described above may be filed in the future.

     Other

          In April 2002, consolidated amended complaints were filed against Salomon Smith Barney Holdings Inc. and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. The defendants in these actions have moved to dismiss the consolidated amended complaints but the Court has not yet rendered a decision on those motions. Also pending in the Southern District of New York against Salomon Smith Barney Holdings Inc. and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. The defendants in this action have moved to dismiss the consolidated amended complaint but the Court has not yet rendered a decision on those motions.

          For information concerning a suit filed by a hedge fund and its investment advisor against SSB, see the description that appears in the eleventh paragraph under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 2001, which is incorporated by reference herein. In August 2002, SSB filed a motion for summary judgment.

Item 2. Changes in Securities and Use of Proceeds -

               The Partnership no longer offers units at the net asset value per Unit as of the end of each month. For the nine months ended September 30, 2002 there were additional sales of 3,071.2548 Units totaling $5,862,000. For the nine months ended September 30, 2001 there were additional sales of 22,995.5474 Units totaling $39,164,000 and contributions by the General Partner representing 209.6498 Unit equivalents totaling $355,000.

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

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. (a) Exhibit - 99.1 Certificate of Chief Executive Officer.
            Exhibit - 99.2 Certificate of Chief Financial Officer.

        (b) Reports on Form 8-K - On July 17, 2002 the Partnership filed a notice on Form 8-K to report a change in accountants from PricewaterhouseCoopers LLP to KPMG LLP.

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


Date:        11/14/02
          --------------

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
           (General Partner)



By:  /s/ David J. Vogel, President
           David J. Vogel, President


Date:        11/14/02
          -------------



By:  /s/ Daniel R. McAuliffe, Jr.
     ----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director

Date:        11/14/02
          ------------

                                  CERTIFICATION

I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10Q of Smith Barney AAA Energy Fund L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                                       /s/ David J. Vogel
                                                       -----------------------
                                                           David J. Vogel
                                                       Chief Executive Officer

                                  CERTIFICATION


I, Daniel R. McAuliffe, Jr., certify that:

1 I have reviewed this quarterly report on Form 10Q of Smith Barney AAA Energy Fund L.P.;

2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4 The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     e. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     f.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5 The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                            /s/ Daniel R. McAuliffe, Jr.
                                            _________________________
                                             Daniel R. McAuliffe, Jr.
                                             Chief Financial Officer