Form 10-K
period 2002-12-31
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2003-03-28
CIK 1057051

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

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

                                                         Yes   X    No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Acts).

                                                     Yes   X    No

Limited   Partnership  Units  with  an  aggregate  value  of  $169,195,731  were outstanding and held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter.

As of February 28, 2003, 68,723.0178 Limited Partnership Units were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. Business.

     (a) General development of business. Smith Barney AAA Energy Fund L.P. (the "Partnership") is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York. The objective of the Partnership is to achieve substantial appreciation of its assets through speculative trading, directly or indirectly, in commodity interests generally including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind, but initially it traded solely energy and energy related products. In addition, the Partnership has entered into swap contracts on energy related products (together with other traded futures and options contracts, the "Commodity Interests"). During the initial offering period (February 12, 1998 through March 15, 1998) the Partnership sold 49,538 Units. The Partnership commenced its Commodity Interest trading activities on March 16, 1998. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. Sales and redemptions of Units and general partner contributions and redemptions for the years ended December 31, 2002, 2001 and 2000 are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data."

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

     At December 31, 2002, the Partnership owns 55.5% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

     (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 2002, 2001, 2000, 1999 and the period from March 16, 1998 (commencement of trading operations) to December 31, 1998 are set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2002, was $181,851,658.

     (c) Narrative description of business.

     See Paragraphs (a) and (b) above.

     (i) through (xii) - Not applicable.

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

Item 3.  Legal Proceedings.

     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Salomon Smith

Barney Holdings Inc. ("SSBHI") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

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

     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California (County of Orange et al. v. Bear Stearns & Co. Inc. et al.). The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. SSB and the remaining brokerage firms settled with Orange County in mid 1999. SSB paid $1,333,333 to settle this matter.

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

     In November 1998, a class action complaint was filed in the U.S. District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. In November 1999, SSB moved to dismiss the amended complaint. In May 2001, the parties reached and the court preliminarily approved a tentative settlement. SSB paid $1,063,457 to settle this matter and in September 2001, the court approved the settlement.

     In connection with the Louisiana and Florida matters, the IRS and SEC conducted an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions. In April 2000, SSB and several other broker-dealers entered into a settlement with the IRS and the SEC. Thereafter, the plaintiffs filed voluntary discontinuances.

     In December 1998, SSB was one of 28 market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegations, agreed to an order which required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and SEC Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000 and (iii) submit certain policies and procedures to an independent consultant for review.

     In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, SSB breached its contracts with plaintiffs, misused their monies and engaged in tortious conduct, including breaching its fiduciary duties. SSB asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiff's motion to strike out the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. In August 2002, SSB filed a motion for summary judgment.

     In April 2002, numerous class action complaints were filed against Salomon Smith Barney and other investment banks in the U.S. District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the court issued an opinion denying the defendants' motion to dismiss. Also pending in the Southern District of New York against SSB and other investment banks are several alleged class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings underwritten by such parties. The defendants in these actions have moved to dismiss the consolidated amended complaint but the court has not yet rendered a decision on those motions.

     In April 2002, Citigroup and, in one case, SSB were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two alleged consolidated class action complaints that were filed in the U.S. District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (Newby, et al.
v. Enron Corp., et al.), alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the other action, brought on behalf of current and former Enron employees (Tittle, et al. v. Enron Corp., et al.), alleges violations of ERISA and RICO, as well as negligence and civil conspiracy. On May 8, 2002, Citigroup and SSB filed motions to dismiss the complaints. On December 19, 2002, the motions to dismiss the Newby complaint were denied. The motion to dismiss the complaint in Tittle remains pending.

     Since April 2002, SSB and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees, including the NASD Inc. which has raised issues about SSB's internal e-mail retention practices and research on Winstar Communications, Inc. With respect to Winstar, SSB has entered into a settlement agreement. SSB agreed to pay a penalty in the amount of $5 million and did not admit to any wrongdoing. With respect to other such matters, on December 20, 2002, Citigroup and a number of other broker/dealers reached a settlement-in-principle with the SEC, the NASD Inc., the New York Stock Exchange (the "NYSE") and the Attorney General of New York of all issues raised in their research, initial public offerings allocation and spinning-related inquiries. In addition, with respect to issues raised by the NASD, the NYSE and the SEC about SSB's and other firms' e-mail retention practices, SSB and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. SSB agreed to pay a penalty in the amount of $1.65 million and did not admit to any allegation of wrongdoing.

     Since May 2002, Citigroup, SSB and certain principals, executive officers and current and former employees have been named as defendants in a number of alleged class action complaints filed in the U.S. District Court for the Southern District of New York by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934 by issuing research reports without reasonable basis and failing to disclose conflicts of interest in connection with published investment research, including Global Crossing, WorldCom, Inc., AT&T, Winstar, Rhythm Net Connections, Level 3 Communications, MetroMedia Fiber Network, XO Communications and Williams Communications Group Inc. Nearly all of these actions are pending before a single judge in the U.S. District Court for the Southern District of New York for coordinated proceedings. The court has consolidated these actions into nine separate categories corresponding to the companies named above.

     Additional actions have been filed against Citigroup and certain of its affiliates, including SSB, and certain of their current and former directors, officers and employees, along with other parties, including: (1) three putative class actions filed in state courts and federal courts on behalf of persons who maintained accounts with SSB asserting, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions; (2) approximately fifteen actions filed in different state courts by individuals asserting, among other claims, common law claims and claims under state securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing and WorldCom, Inc.; (3) approximately five actions filed in different state courts by pension and other funds asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including WorldCom, Inc. and Qwest Communications International Inc.; and (4) more than two hundred arbitrations asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research.

     In July 2002, Citigroup, SSB and various of its affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in an alleged class action filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (Hudson Soft Co., Ltd v. Credit Suisse First Boston Corporation, et al.). The complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages.

     Additional actions have been filed against Citigroup and certain of its affiliates, including SSB, along with other parties, including (i) three actions brought in state courts by state pension plans for alleged violations of state securities law and common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of federal securities law, including
Section 11 of the Securities Act of 1933, and claims for fraud and misrepresentation; (iv) a series of alleged class actions by purchasers of

NewPower Holdings common stock alleging violations of federal securities law, including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934; (v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (ix) a putative class action brought by clients of SSB in connection with research reports concerning Enron, alleging breach of contract; (x) actions brought by several investment funds in connection with the purchase of notes and/or certificates of the Osprey Trusts, the Marlin Trust, and the Marlin Water trust, as well as the purchase of other Enron or Enron-related securities, alleging violation of state and federal securities laws, and common law civil conspiracy and fraud; (xi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including Section 11 of the Securities Act of 1933, as amended, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; and (xii) an action brought by two broker/dealers in connection with the purchase of certain notes, alleging violation of federal and state securities laws. Several of these cases have been consolidated with the Newby action and stayed pending the Court's decision on the pending motions of certain defendants to dismiss Newby.

     Additionally, Citigroup and certain of its affiliates, including SSB, have provided substantial information to, and have entered into substantive discussions with, the Securities and Exchange Commission regarding certain of their transactions with Enron and a transaction with Dynegy Inc. Citigroup and certain of its affiliates, including SSB, also have received subpoenas and requests for information from various other regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup and such affiliates, including SSB, are cooperating fully with all such requests.

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

     On October 11, 2002, the Above Paradise and Municipal Police Employees lawsuits filed in the United States District Court for the Southern District of New York were superseded by the filing of a consolidated putative class action complaint in the United States District Court for the Southern District of New York (In Re Worldcom, Inc. Securities Litigation). In the consolidated complaint, in addition to the claims of violations by the underwriters of the federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, the plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by SSB arising out of alleged conflicts of interest of SSB and Jack Grubman. The plaintiffs continue to seek unspecified compensatory damages. In addition to the consolidated class action complaint, the Southern District of Mississippi class action has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

     In addition to the several putative class actions that have been commenced, certain individual actions have been filed in various federal and state courts against Citigroup and SSB, along with other parties, concerning WorldCom debt securities including individual state court actions brought by approximately 18 pension funds and other institutional investors in connection with the underwriting of debt securities of WorldCom alleging violations of Section 11 of the Securities Act of 1933, as amended, and, in one case, violations of various state securities laws and common law fraud. Most of these actions have been removed to federal court and have been transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

     A putative class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud (Emanuele V. Worldcom, Inc., Et Al.), which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. In December 2002, the claims against SSB and the other underwriters were dismissed without prejudice.

     On or about January 27, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the District of New Jersey (In Re AT&T Corporation Securities Litgation) sought leave to amend its complaint on behalf of purchasers of AT&T common stock asserting claims against, among others, AT&T Corporation, to add as named defendants Citigroup, SSB and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with AT&T in connection with published investment research.

     On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (In Re Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which names as defendants, among others, Citigroup, SSB and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research.

     SSBHI and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBHI's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of SSBHI's management, none of these actions is expected to have a material adverse effect on the results of operations, consolidated financial condition or liquidity of SSBHI and its subsidiaries.

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

               (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 2002, was 1,241.

               (c) Distribution. The Partnership did not declare a distribution in 2002 or 2001.

               (d) Use of Proceeds. For the twelve months ended December 31, 2002, there were additional sales of 3,071.2548 Units totaling $5,862,000. For the twelve months ended December 31, 2001, there were additional sales of 25,182.0535 Units totaling $40,789,000 and contributions by the General Partner representing 209.6498 Unit equivalents totaling $355,000. For the twelve months ended December 31, 2000, there were additional sales of 3,923.1399 Units totaling $4,455,000 and contributions by the General Partner representing 22.0154 Unit equivalents totaling $25,000. For the twelve months ended December 31, 1999, there were additional sales of 2,558.8989 Units totaling $3,354,000 and contributions by the General Partner representing 15.2588 Unit equivalents totaling $20,000.

                    Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options, swaps and forward contracts.

Item 6. Selected Financial Data. The Partnership commenced trading operations on march 16, 1998.

Net realized and unrealized trading gains (losses),  interest income, net income
(loss) and increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2002, 2001, 2000, 1999 and the period from March 16, 1998 (commencement of trading operations) to December 31, 1998 and total assets at December 31, 2002, 2001, 2000, 1999 and 1998 were as follows:

                                   2002          2001           2000           1999              1998

Net realized and unrealized
 trading gains (losses) net
 of brokerage commissions
 and clearing fees of
 $15,155,860, $3,892,417,
 $7,591,291, $12,587,354
 and $5,527,260,
 respectively                 $ 63,718,803   $ 35,724,000   $ 14,488,934    $ (4,677,441)   $ 14,675,192

Interest income                  2,199,382      2,745,908      2,520,294       3,411,756       1,978,202


                              $ 65,918,185   $ 38,469,908   $ 17,009,228    $ (1,265,685)   $ 16,653,394
Net income (loss) before
 Special Allocation to
 Special Limited Partners     $ 62,361,519   $ 36,115,307   $ 15,501,056    $ (3,236,003)   $ 15,401,913


Allocation to Special
 Limited Partners               12,019,017      6,669,865      1,831,884             -         2,699,932


Net income (loss) available
 For pro rata distribution
 To Partners                  $ 50,342,502   $ 29,445,442   $ 13,669,172    $ (3,236,003)   $ 12,701,981
Increase(decrease) in Net
 Asset Value per Unit         $     691.35   $     489.01   $     272.65    $     (48.76)   $     184.33


Total assets                  $194,697,342   $144,011,712   $ 95,783,289    $ 86,241,742    $ 84,035,617

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

     (4) The Master does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

     (5) The Master does not utilize borrowings except short-term borrowings if the Master takes delivery of any cash commodities.

     (6) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

     The Partnership, through the Partnership's investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, swaps, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. (See also "Item 8. Financial Statements and Supplementary Data" for further information on financial instrument risk included in the notes to financial statements). Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Unit to less than $400 as of the close of business on any business day.

     (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.

     (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading by the Master and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions and advisory fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. The amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.

     For the year ended December 31, 2002, there were additional sales of 3,071.2548 Units totaling $5,862,000. For the Year ended December 31, 2001, there were additional sales of 25,182.0535 Units totaling $40,789,000 and contributions by the General Partner representing 209.6498 Unit equivalents totaling $355,000. For the year ended December 31, 2000, there were additional sales of 3,923.1399 Units totaling $4,455,000 and contributions by the General Partner representing 22.0154 Unit equivalents totaling $25,000.

     No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem his Units at their Net Asset Value as of the last day of a month on 10 business day's notice to the General Partner. For the year ended December 31, 2002, 3,916.9924 Units were redeemed totaling $9,240,665 and 4,643.0922 Units of Special Limited Partnership Interest totaling $12,019,016. For the year ended December 31, 2001, 5,774.1030 Units were redeemed totaling $8,196,401 and 4,816.4313 Units of Special Limited Partnership Interest totaling $8,501,749 were redeemed. For the year ended December 31, 2000, 17,900.7647 Units were redeemed totaling $19,960,815.

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

     (c) Results of Operations. For the year ended December 31, 2002 the Net Asset Value Per Unit increased 36.4% from $1,897.23 to $2,588.58. For the year ended December 31, 2001 the Net Asset Value Per Unit increased 34.7% from $1,408.22 to $1,897.23. For the year ended December 31, 2000, the net asset value Per Unit increased 24.0% from $1,135.57 to $1,408.22.

     The Partnership, for its own account, through its investment in the Master, experienced net trading gains of $63,718,803 before commissions and expenses for the year ended December 31, 2002. Gains were primarily attributable to the trading of NYMEX Natural Gas, NYMEX Heating Oil, IPE Gas Oil and energy swaps and were partially offset by losses in NYMEX Unleaded Gas, IPE Brent Crude and NYMEX Crude Oil.

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

     Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Master and the Partnership depends on the Advisor's ability to forecast changes in energy and energy related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Master and the Partnership expect to increase capital through operations.

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

Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unitholders, creditors, and regulators, is free of material errors. Quantitative and Qualitative Disclosures About Market Risk

     (e) Critical Accounting Policies

     The General Partner believes that the accounting policies that will be most critical to the Partnership's financial condition and results of operations relate to the valuation of the Partnership's positions. The majority of the Partnership's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Swap contracts generally will be valued by reference to published settlement prices or dealers' quotes in related markets or other measures of fair value deemed appropriate by the General Partner. The General Partner expects that under normal circumstances substantially all of the Partnership's assets will be valued by objective
measures  and  without   difficulty.

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

The Master's Trading Value at Risk in Different Market Sectors

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of December 31, 2002 and the highest and lowest value at any point during the year. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2002, the Master's total capitalization was $353,700,050.


                               December 31, 2002,

                                                                   Year to Date
                                      % of Total         High          Low
Market Sector      Value at Risk   Capitalization    Value at Risk  Value at Risk

Energy             $47,253,146          13.36%       $64,130,606     $5,737,107
Energy Swaps         9,245,703           2.61%       $30,923,087     $1,395,629
                   -----------           ----
Total              $56,498,849          15.97%
                    ----------          -----

The following table indicates the trading Value at risk associated with the Master's open positions by market category as of December 31, 2001. As of December 31, 2002, the Partnership's total capitalization was $152,214,723.


                               December 31, 2001,


                                                                   Year to Date
                                      % of Total         High          Low
Market Sector      Value at Risk   Capitalization    Value at Risk  Value at Risk

Energy              $13,681,991      8.99%           $30,660,157     $7,703,528
Energy Swaps          2,689,299      1.77%
                     ----------     -----
Total               $16,371,290     10.76%
                     ----------     -----

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

     The following were the primary trading risk exposures of the Master as of December 31, 2002, by market sector.

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

Item 8.    Financial Statements and Supplementary Data.

                    SMITH BARNEY AAA ENERGY FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS

                                                                Page
                                                               Number

    Oath or Affirmation.                                         F-2

    Report of Independent Accountants.                        F-3 - F-4

    Financial Statements:
    Statement of Financial Condition
    at December 31, 2002 and 2001.                               F-5

    Statement of Income and Expenses
    For the years ended December 31,
    2002, 2001 and 2000.                                         F-6

    Statement of Partners' Capital
    for the years ended December 31,
    2002, 2001 and 2000.                                      F-6 - F-7

    Notes to Financial Statements.                            F-8- F-12

    Selected unaudited quarterly financial
    data.                                                       F-13


    Financial Statements of the SB AAA
    Master Fund LLC
    Oath or Affirmation.                                         F-14

    Report of Independent Accountants.                       F-15 - F-16

    Statement of Financial Condition at
    December 31, 2002 and 2001.                                  F-17

    Condensed Schedule of Investments at
    December 31, 2002 and 2001.                               F-18 - F-19

    Statement of Income and Expenses for the
    Year ended December 341, 2002 and the
    period September 1, 2001 (commencement of
    trading operations) to December 31, 2001.                    F-20

    Statement of Members' Capital for the
    Year ended December 31, 2002 and for the
    period September 1, 2001 (commencement of
    trading operations) to December 31, 2001.                    F-21

    Notes to Financial Statements.                           F-22 - F-26

    Selected unaudited quarterly financial
    data.                                                       F-27

                           To The Limited Partners of
                        Smith Barney AAA Energy Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:/s/ Daniel R. McAuliffe, Jr.
     Daniel R. McAuliffe, Jr.
     Chief Financial Officer and Director
     Smith Barney Futures Management LLC
     General Partner, Smith Barney AAA
     Energy Fund L.P.

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y. 10013
212-723-5424

..
                         Report of Independent Auditors

To the Partners of
   Smith Barney AAA Energy Fund L.P.:

     We have audited the accompanying statement of financial condition of Smith Barney AAA Energy Fund L.P. (the Partnership), as of December 31, 2002, and the related statements of income and expenses, and partners' capital for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney AAA Energy Fund L.P. as of December 31, 2002, and the results of its operations and changes in its partners' capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
New York, New York
March 7, 2003

                        Report of Independent Accountants

To the Partners of
   Smith Barney AAA Energy Fund L.P.:

In our opinion,  the  accompanying  statement of  financial  condition,  and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney AAA Energy Fund L.P. at December 31, 2001 and the results of its operations for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                                Smith Barney AAA
                                Energy Fund L.P.
                        Statements of Financial Condition
                           December 31, 2002 and 2001

                                                                        December 31,        December 31,
                                                                            2002                2001
      Assets:
      Investment in Master, at fair value                                $194,537,976        $143,835,729
      Cash                                                                      5,181              11,680
                                                                        -------------       -------------
                                                                          194,543,157         143,847,409
      Interest receivable                                                     154,185             164,303
                                                                        -------------       -------------
                                                                         $194,697,342        $144,011,712
                                                                        -------------       -------------


      Liabilities and Partners' Capital:
      Liabilities:
        Accrued expenses:
         Commissions (Note 3c)                                                      -            $519,842
         Management fees (Note 3b)                                           $330,695             243,694
         Professional fees                                                      8,590              20,302
         Other                                                                  5,223               6,791
        Redemptions payable (Note 5)                                       12,501,176           8,333,262
                                                                          -------------       -------------
                                                                           12,845,684           9,123,891
                                                                           -------------       -------------
      Partners' capital (Notes 1 and 5):
        General Partner 913.9790 Unit equivalents outstanding
         in 2002 and 2001, respectively                                     2,365,908           1,734,028
        Limited Partners, 69,337.6030 and 70,183.3406 Units of
         Limited Partnership Interest outstanding in 2002 and 2001,
         respectively                                                     179,485,750         133,153,793
                                                                          -------------       -------------
                                                                          181,851,658         134,887,821
                                                                         -------------       -------------
                                                                         $194,697,342        $144,011,712
                                                                        -------------       -------------

See accompanying notes to financial statements.

                                Smith Barney AAA
                                Energy Fund L.P.
                        Statements of Income and Expenses
              for the years ended December 31, 2002, 2001 and 2000



                                                                  2002                2001                2000

Income:
  Realized gains on closed positions from Master               $70,639,778         $22,488,035    $             --
  Change in unrealized gains (losses) on open
   positions from Master                                         8,167,821          (5,460,297)                 --
  Income allocated from Master                                      67,064              20,077                  --
  Expenses allocated from Master                               (15,155,860)         (2,885,462)                 --
  Net gains (losses) on trading of commodity interests:
   Realized gains (losses) on closed positions                          --          57,859,372*        (23,193,801)
   Change in unrealized gains (losses) on open positions                --         (32,405,308)*        45,274,026
                                                                63,718,803          39,616,417          22,080,225
                                                                --------------      --------------      --------------
  Interest income (Note 3c)                                      2,199,382           2,745,908           2,520,294
                                                               --------------      --------------      --------------
                                                                65,918,185          42,362,325          24,600,519
                                                                 --------------      --------------      --------------
Expenses:
  Brokerage commissions including clearing
   fees of $0, $637,145* and 1,024,792,
   respectively (Note 3c)                                                -           3,892,417           7,591,291
  Management fees (Note 3b)                                      3,488,171           2,197,448           1,365,960
  Professional fees                                                 49,098              74,195             111,791
  Other expenses                                                    19,397              82,958              30,421
                                                              --------------      --------------      --------------
                                                                 3,556,666           6,247,018           9,099,463
                                                              --------------      --------------      --------------
Net income before allocation to the Special
  Limited Partner                                               62,361,519          36,115,307          15,501,056
Allocation to the Special Limited Partner                       12,019,017           6,669,865           1,831,884
                                                              --------------      --------------      --------------
Net income available for pro rata distribution                 $50,342,502         $29,445,442         $13,669,172
                                                             --------------      --------------      --------------


Net income per Unit of Limited Partnership Interest and
  General Partner Unit equivalent (Notes 1 and 7)                  $691.35             $489.01             $272.65
                                                             --------------      --------------      --------------

*  For the period from January 1, 2001 to August 31, 2001.

See accompanying notes to financial statements.

                                Smith Barney AAA
                                Energy Fund L.P.
                         Statements of Partners' Capital
              for the years ended December 31, 2002, 2001 and 2000


                                                                                 Special
                                                              Limited            Limited          General
                                                              Partners           Partner          Partner            Total

Partners' capital at December 31, 1999                     $  73,531,608   $         --      $     774,815   $  74,306,423
Sale of 3,923.1399 Units of Limited Partnership
   Interest and General Partner's contribution
   representing 22.0154 Unit equivalents                       4,455,000             --             25,000       4,480,000
Redemption of 17,900.7647 Units of Limited Partnership
   Interest                                                  (19,960,815)            --               --       (19,960,815)
Allocation of net income for the year ended December
   31, 2000:

llocation of 1,300.8510 Units of Limited Partnership                --          1,831,884             --         1,831,884
   Interest to the Special Limited Partner (Note 3b)
Net income available for pro rata distribution                13,477,137             --            192,035      13,669,172
                                                           -------------    -------------    -------------   -------------
Partners' capital at December 31, 2000                        71,502,930        1,831,884          991,850      74,326,664
Sale of 25,182.0535 Units of Limited Partnership
   Interest and General Partner's contribution
   representing 209.6498 Unit equivalents                     40,789,000             --            355,000      41,144,000
Redemption of 5,774.1030 Units of Limited Partnership
   Interest                                                   (8,196,401)            --               --        (8,196,401)
Redemption of 4,816.4313 Units of Special Limited
   Partnership Interest                                             --         (8,501,749)            --        (8,501,749)
Allocation of net income for the year ended December
   31, 2001:
Allocation of 3,515.5803 Units of Limited Partnership
   Interest to the Special Limited Partner                          --          6,669,865             --         6,669,865
Net income available for pro rata distribution                29,058,264             --            387,178      29,445,442
                                                           -------------    -------------    -------------   -------------
Partners' capital at December 31, 2001                       133,153,793             --          1,734,028     134,887,821
Sale of 3,071.2548 Units of Limited Partnership Interest       5,862,000             --               --         5,862,000
Redemption of 3,916.9924 Units of Limited Partnership
   Interest                                                   (9,240,665)            --               --        (9,240,665)
Redemption of 4,643.0922 Units of Special Limited
   Partnership Interest                                             --        (12,019,016)            --       (12,019,016)
Allocation of net income for the year ended
   December 31, 2002:
   Allocation of 4,643.0922 Units of Limited
   Partnership Interest to the Special Limited Partner              --         12,019,016             --        12,019,016
   (Note 3b)
Net income available for pro rata distribution                49,710,622             --            631,880      50,342,502
                                                           -------------    -------------    -------------   -------------
Partners' capital at December 31, 2002                     $ 179,485,750   $         --      $   2,365,908   $ 181,851,658
                                                           -------------    -------------    -------------   -------------



See accompanying notes to financial statements.

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

     Effective September 1, 2001, the Partnership transferred substantially all of its assets (including unrealized appreciation of $7,323,329) in exchange for 128,539.1485 Units of the SB AAA Master Fund LLC, a New York limited liability company (the "Master") and a fair value of $128,539,149 as a tax-free transfer to the Master. The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management, Inc. (the "Advisor") using the Energy with Swaps Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership and the managing member of the Master. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

     The financial statements of the Master, including the condensed schedule of investments, should be read together with the Partnership's financial statements.

     At December 31, 2002 and 2001, the Partnership owns 55.5% and 94.5%, respectively, of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

     Prior to September 1, 2001, the Partnership's commodity broker was Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.

     The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner (as defined in Note 3b), in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

     The Partnership will be liquidated upon the first to occur of the following: December 31, 2018; the net asset value of a Unit decreases to less than $400 as of a close of any business day; the aggregate net assets of the Partnership decline to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.   Accounting Policies:

     a. The value of the Partnership's investment in the Master reflects the Partnership's proportional interest in the Members' Capital of the Master. All of the unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. All commodity interests

          (including derivative financial instruments and derivative commodity instruments) held by the Master and prior to September 1, 2001 by the Partnership are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net realized and unrealized gains (losses).

     b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership's income and expenses.

     c. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     d. Certain prior period amounts have been reclassified to conform to current year presentation.

3.  Agreements:

     a.   Limited Partnership Agreement:

          The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

     b. Management Agreement:

          The General Partner, on behalf of the Partnership, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. Mr. A. Anthony Annunziato is the sole trading principal of the Advisor and is also an employee of SSB. Prior to August 31, 2001, the Partnership was obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. Effective September 1, 2001, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated by the Master. One half of the management fee will be paid to the Advisor, and the other half will be paid to SSB for services it provides in connection with the Advisor. In addition, the Advisor is a Special Limited Partner of the Partnership and receives an annual profit share allocation to its capital account in the Partnership equal to 20% of New Trading Profits, as defined in the Management Agreement, earned on behalf of the Partnership during each calendar year in the form of Special Limited Partner Units.

     c. Customer Agreement:

          Prior to August 31, 2001, the Partnership entered into a Customer Agreement which provided that the Partnership pay SSB brokerage commissions at $18 per round turn for futures and swap transactions and $9 per half turn for options. The brokerage fee was inclusive of applicable floor brokerage. In addition, the Partnership paid SSB National Futures Association ("NFA") fees, as well as exchange, clearing, user and give-up fees. Effective September 1, 2001, all brokerage commissions, exchange, clearing, user, give-up, and NFA fees will be borne by the Master and allocated to the Partnership through its investment in the Master. SSB will pay a portion of brokerage fees to its financial consultants who have sold Units in this Partnership. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. Effective September 1, 2001, cash margin requirements were maintained by the Master. Prior to September 1, 2001, SSB had agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Effective September 1, 2001, SSB will pay the Partnership interest on 80% of the average daily equity allocated to the Partnership by the Master during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The
          Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.   Trading Activities:

     The results of the Master's and prior to August 31, 2001, the Partnership's trading activities are shown in the statement of income and expenses.

5.   Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. Beginning with the first full month ending at least three months after the commencement of trading, a limited partner may require the Partnership to redeem their Units at their Net Asset Value as of the last day of a month on 10 days' notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

6.   Financial Highlights:

     Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                                       2002               2001                2000

     Net realized and unrealized gains*                              $875.42            $592.31             $290.47
     Interest income                                                   31.29              46.08               41.32
     Expenses**                                                      (215.36)           (149.38)             (59.14)
                                                                   ----------         -----------         -----------
     Increase for period                                              691.35             489.01              272.65
     Net asset value per Unit, beginning of year                    1,897.23           1,408.22            1,135.57
                                                                 -----------         -----------         -----------
     Net asset value per Unit, end of year                         $2,588.58          $1,897.23           $1,408.22
                                                                 -----------         -----------         -----------

     *  Includes brokerage commissions
      ** Excludes brokerage commissions

     Ratios to average net assets:
      Net investment loss before incentive fee allocation             (10.1)%              (1.4)%
      ***
      Incentive fee allocation                                         (7.3)%              (6.5)%
                                                                     ---------           ---------
      Net investment loss after incentive fee allocation              (17.4)%              (7.9)%
                                                                     ---------           ---------


      Net income before incentive fee allocation****                   38.1%               35.2%
      Incentive fee allocation****                                     (7.3)%              (6.5)%
                                                                     ---------           ---------
      Net income after incentive fee allocation****                    30.8%               28.7%
                                                                    ---------           ---------


      Operating expenses                                               11.4%               8.9%
      Incentive fee allocation                                          7.3%               6.5%
                                                                   ---------           ---------
      Total expenses                                                   18.7%              15.4%
                                                                     ---------         ---------


     Total return:
      Total return before incentive fee allocation                     45.5%              42.6%
      Incentive fee allocation                                         (9.1)%             (7.9)%
                                                                   ---------           ---------
      Total return after incentive fee allocation                      36.4%              34.7%
                                                                   ---------           ---------

     *** Interest income less total expenses (exclusive of incentive fee allocation)
     ****Supplemental information not required.

     The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7.   Financial Instrument Risks:

     In the normal course of its business, the Partnership, through the Partnership's investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract. The Master's swap contracts are OTC contracts.

     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership, through its investment in the Master, has concentration risk because the sole counterparty or broker with respect to the Master's assets is SSB.

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

     The majority of these instruments mature within one year of December 31, 2002. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2002 and December 31, 2001 is summarized below:

                                      For the period     For the period     For the period   For the period
                                           from              from               from             from
                                      October 1, 2002     July 1, 2002       April 1, 2002   January 1, 2002
                                            to                to                  to              to
                                     December 31, 2002  September 30, 2002   June 30, 2002   March 31, 2002
Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income            $12,880,854        $ 8,504,250        $ 20,314,775    $ 24,218,306

Net Income (loss)                     $ 9,694,864        $ 6,175,754        $ 15,629,025    $ 18,842,859

Increase (decrease) in Net Asset
 Value per Unit                       $    137.26        $     86.93            $ 211.99        $ 255.17

                                      For the period     For the period     For the period   For the period
                                           from              from               from             from
                                      October 1, 2001     July 1, 2001       April 1, 2001   January 1, 2001
                                            to                to                  to              to
                                     December 31, 2001  September 30, 2001   June 30, 2001   March 31, 2001


Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income            $ 8,755,705        $10,364,608        $ 6,098,085    $ 13,251,510

Net Income (loss)                     $ 6,524,539        $ 7,916,335        $ 4,636,368    $ 10,368,200

Increase (decrease) in Net Asset
 Value per Unit                       $     91.15        $    112.78            $ 88.45        $ 196.63

                                To The Members of
                             SB AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:/s/ Daniel R. McAuliffe, Jr.
       Daniel R. McAuliffe, Jr.
       Chief Financial Officer and Director
       Smith Barney Futures Management LLC
       Managing Member, SB AAA Master Fund LLC

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y. 10013
212-723-5424

                         Report of Independent Auditors

To the Members of
   SB AAA Master Fund LLC:

We have audited the accompanying statement of financial condition of SB AAA Master Fund LLC (the Company), including the condensed schedule of investments, as of December 31, 2002, and the related statements of income and expenses, and members' capital for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2001 and for the period from September 1, 2001 (commencement of trading operations) to December 31, 2001 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB AAA Master Fund LLC as of December 31, 2002, and the results of its operations and changes in its members' capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
New York, New York
March 7, 2003

                        Report of Independent Accountants

To the Members of
   SB AAA Master Fund LLC:

In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statements of income and expenses and of members' capital present fairly, in all material respects, the financial position SB AAA Master Fund LLC at December 31, 2001 and the results of its operations for the period from September 1, 2001 (commencement of trading operations) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the Managing Member; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the Managing Member, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                             SB AAA Master Fund LLC
                        Statements of Financial Condition
                           December 31, 2002 and 2001



                                                                              2002                 2001
Assets:
  Equity in commodity futures trading account:
    Cash (restricted $53,522,255 and $21,792,237, respectively)            $330,218,077        $156,846,978
    Net unrealized appreciation on open futures positions                     9,188,483           1,084,800
    Unrealized appreciation on open swaps positions                          38,011,771           2,366,125
    Commodity options owned, at fair value (cost $63,879,907
    and $3,003,750, respectively)                                            83,252,102           2,135,700
                                                                           ------------        ------------
                                                                            460,670,433         162,433,603
  Due from brokers                                                           12,595,792             481,935
  Interest receivable                                                             6,712               2,911
                                                                           ------------        ------------
                                                                           $473,272,937        $162,918,449
                                                                          --------------       -------------

Liabilities and Members' Capital:
  Liabilities:
   Unrealized depreciation on open swap positions                           $48,470,222          $2,972,435
   Commodity options written, at fair value
      (premium received $59,666,185 and $8,994,064, respectively)            67,724,777           6,501,746
   Accrued expenses:
      Commissions                                                             5,210,167             261,717
      Professional fees                                                          20,117              38,000
   Due to brokers                                                             1,541,223             906,850
   Due to SSB                                                                    22,978              22,978
                                                                           --------------       ------------
                                                                            122,989,484          10,703,726
  Members' Capital:
    Members' Capital, 216,158.4103 and 137,224.2994 Units
    outstanding in 2002 and 2001, respectively                              350,283,453         152,214,723
                                                                            --------------      ------------
                                                                           $473,272,937        $162,918,449
                                                                          --------------       -------------

  See accompanying notes to financial statements.

                                                     SB AAA Master Fund LLC
                                               Condensed Schedule of Investments
                                                       December 31, 2002

                                 Number of                       Contract                                         Fair Value
Sector                           Contracts
Energy                                            Futures contracts purchased 17.92%
                                     6,228        IPE Gas Oil 5.45% Jan. - Feb. 2003                               $19,089,003
                                                  Other 12.47%                                                      43,677,214
                                                                                                                    ------------
                                                                                                                    62,766,217

                                                  Futures contracts sold (15.30)%
                                    13,454        NYMEX Light Sweet Crude Oil (7.22)% Feb. 03 - June 04            (25,271,391)
                                     7,578        NYMEX Natural Gas (6.05)% Feb. 03 - Feb. 04                      (21,203,640)
                                                  Other (2.03)%                                                     (7,102,703)
                                                                                                                   ------------
                                                                                                                   (53,577,734)

                                                  Options owned 23.77%
                                     7,293        NYMEX Natural Gas Call 10.40% Feb. 03 - June 03                   36,430,400
                                     5,325        NYMEX Natural Gas Put 5.37% Feb. 03 - June 03                     18,812,110
                                                  Other 8.00%                                                       28,009,592
                                                                                                                    ------------
                                                                                                                    83,252,102

                                                  Options written (19.33)%
                                    12,086        NYMEX Light Sweet Crude Call (6.90)% Feb. 03 - June 03           (24,193,640)
                                                  Other (12.43)%                                                   (43,531,137)
                                                                                                                   ------------
                                                                                                                   (67,724,777)

                                                  Unrealized appreciation on Swaps contracts 10.85%
                                     3,354        NYMEX Natural Gas 5.46%                                           19,130,237
                                                  Other 5.39%                                                       18,881,534
                                                                                                                    ------------
                                                                                                                    38,011,771

                                                  Unrealized depreciation on Swaps contracts (13.84)%
                                     1,809        NYMEX Natural Gas (5.17)%                                        (18,107,814)
                                                  Other (8.67)%                                                    (30,362,408)
                                                                                                                    ------------
                                                                                                                   (48,470,222)
                                                                                                                    ------------
    Total Energy 4.07%                                                                                              14,257,357
                                                                                                                    ------------
Total Fair Value 4.07%                                                                                             $14,257,357
                                                                                                                    ------------
                              Investments at   % of Investments at
   Country Composition         Fair Value         Fair Value
   --------------------        -----------      ---------------

   United Kingdom              $25,728,485         180.46%
   United States               (11,471,128)        (80.46)
                              ------------         ------
                               $14,257,357         100.00%
                              ------------         ------

Percentages are based on Members' Capital unless otherwise indicated.

See accompanying notes to financial statements.

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2001


                                     Number of          Contract                                                 Fair Value
Sector                               Contracts

Energy                                              Futures contracts purchased  (10.53)%
                                       5,210        NYMEX Natural Gas  (8.61)%, Apr. 2002 - Nov. 2003           $(13,102,072)
                                                    Other  (1.92)%                                                (2,924,740)

                                                    Futures contracts sold  11.24%
                                       5,550        NYMEX Natural Gas  8.73%, Feb. 2002 - June 2004               13,281,102
                                                    Other  2.51%                                                   3,830,510

                                                    Options owned  1.40%                                           2,135,700

                                                    Options written  (4.27)%                                      (6,501,746)

                                                    Swaps contracts purchased  (1.50)%                            (2,277,251)

                                                    Swaps contracts sold  1.11%                                    1,670,941
                                                                                                                  -----------
    Total Energy  (2.55)%                                                                                         (3,887,556)
                                                                                                                   -----------
Total Fair Value  (2.55)%                                                                                        $(3,887,556)
                                                                                                                   -----------

                               Investments at      % of Investments at
   Country Composition            Fair Value            Fair Value
   --------------------         -----------       ----------------
   United Kingdom               $ 2,662,253            68.48%
   United States                 (6,549,809)         (168.48)
                                ------------          ------
                                $(3,887,556)          100.00%
                                ------------          ------

Percentages are based on Members' Capital unless otherwise indicated.

See accompanying notes to financial statements.

                             SB AAA Master Fund LLC
                        Statements of Income and Expenses
                      for the year ended December 31, 2002
                    and for the period from September 1, 2001
                      (commencement of trading operations)
                              to December 31, 2001


                                                            2002               2001
Income:
  Net gains on trading of commodity interests:
   Realized gains on closed positions                    $96,247,547         $23,522,245
   Change in unrealized gains (losses)
    on open positions                                      7,940,877          (5,652,277)
                                                         ------------        ------------
                                                         104,188,424          17,869,968
  Interest income                                            102,864              21,054
                                                         ------------        ------------
                                                         104,291,288          17,891,022
                                                         ------------        ------------

Expenses:
  Brokerage commissions including clearing fees of
   $2,515,609 and $361,342, respectively                  21,769,166           2,992,446
  Professional fees                                           37,083              38,000
                                                         ------------        ------------
                                                          21,806,249           3,030,446
                                                         ------------        ------------
Net income                                               $82,485,039         $14,860,576
                                                         ------------        ------------

Net income per Unit of Member Interest                       $511.25             $109.24
                                                        ------------        ------------


See accompanying notes to financial statements.

                             SB AAA Master Fund LLC
                         Statements of Members' Capital
                      for the year ended December 31, 2002
                    and for the period from September 1, 2001
                      (commencement of trading operations)
                              to December 31, 2001




                                                        Members'
                                                        Capital
Initial in-kind contribution from the Members
  representing 133,712.5867 Units                    $133,712,587
Net Income                                             14,860,576
Sale of 6,891.1523 Units of
  Member Interest                                       6,104,660
Redemptions of 3,379.4396 Units of
  Member Interest                                      (2,463,100)
                                                       -------------
Members' Capital at December 31, 2001                 152,214,723
Net Income                                             82,485,039
Sale of 103,668.6762 Units of
  Member Interest                                     149,182,059
Redemptions of 24,734.5653 Units of
  Member Interest                                     (33,598,368)
                                                      -------------
Members' Capital at December 31, 2002                $350,283,453
                                                     -------------




See accompanying notes to financial statements.

                             SB AAA Master Fund LLC
                          Notes to Financial Statements



1.  General:

     SB AAA Master Fund LLC (the "Master") is a limited liability company formed under the New York Limited Liability Company Law. The Master's purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including commodity futures contracts and commodity options contracts on United States exchanges and certain foreign exchanges. The Master may trade commodity futures and option contracts of any kind but intends initially to trade solely energy and energy related products. In addition, the Master may enter into swap contracts. The Master is authorized to sell an unlimited number of Units of member interest.

     On September 1, 2001 (date Master commenced trading), Smith Barney AAA Energy Fund L.P. ("AAA") transferred substantially all of its assets and Smith Barney Orion Futures Fund L.P. ("Orion") transferred a portion of its assets to the Master as a tax-free transfer having a combined fair value of $133,712,587 (including unrealized appreciation of $7,755,035) in exchange for 133,712.5867 Units of the Master as non-managing members. On July 1, 2002, Salomon Smith Barney AAA Energy Fund L.P. II ("AAAII") transferred substantially all of its assets to the Master as a tax-free transfer in exchange for 64,945.0387 Units of the Master as a non-managing member. The Master was formed to permit commodity pools managed now or in the future by AAA Capital Management, Inc. (the "Advisor") using the Energy with Swaps Program, the Advisor's proprietary trading program, to invest together in one vehicle.

     The Master operates under a "master/feeder fund" structure where its investors consist of AAA, AAAII and Orion (collectively the "Feeder Funds") with 55.5%, 37.2% and 7.3% investments in the Master, respectively.

     Smith Barney Futures Management LLC acts as the managing member (the "Managing Member") of the Master. The Master's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the Managing Member. The Managing Member is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of December 31, 2001, all trading decisions for the Master are made by the Advisor.

2.  Accounting Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the Managing Member for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

     d. Income taxes have not been provided as each partner of each of the members (the Feeder Funds) is individually liable for the taxes, if any, on their share of the Master's income and expenses.

     e. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

          The Master has entered into a Customer Agreement with SSB whereby SSB provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. The Master will pay SSB brokerage commissions at $18 per round turn for futures, options and swap transactions. The brokerage fee is inclusive of applicable floor brokerage. All exchange, clearing, user, give-up and National Futures Association fees are borne by the Master. All other fees (management fees, administrative fees, incentive fees and offering costs) shall be borne by the Feeder Funds. All of the Master's cash is deposited by SSB in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2002 and 2001, the amount of cash held by the Master for margin requirements was $53,522,255 and $21,792,237, respectively. The Customer Agreement between the Master and SSB gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party. All commissions in connection with the Customer Agreement shall be borne by the Feeder Funds.

4.  Trading Activities:

     The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master's trading activities are shown in the statement of income and expenses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the year ended December 31, 2002 and during the period from September 1, 2001 (commencement of trading operations) to December 31, 2001, based on a monthly calculation, were $13,217,805 and $(927,070), respectively. The fair values of these commodity interests, including options thereon, if applicable, at December 31, 2002 and 2001 were $14,257,357 and $(3,887,556), respectively.

5.  Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the Managing Member and at such time as the Managing Member may decide. A member may require the Master to redeem their Units at their Net Asset Value as of the last day of the month. The Managing Member, at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged to members in connection with redemptions.

6.  Financial Highlights:

     Changes in the net asset value per unit of Member interest for the year ended December 31, 2002 and for the period from September 1, 2001 (commencement of trading operations) to December 31, 2001 were as follows:

                                                                       2002             2001

     Net realized and unrealized gains *                              $510.93          $109.36
     Interest income                                                     0.54             0.16
     Expenses **                                                        (0.22)           (0.28)
                                                                      -------          --------
     Increase for year                                                 511.25           109.24
     Net asset value per Unit, beginning of year/period              1,109.24         1,000.00
                                                                     --------         --------
     Net asset value per Unit, end of year/period                   $1,620.49        $1,109.24
                                                                     --------         ---------

     *    Includes brokerage commissions
     **   Excludes brokerage commissions

     Ratio to average net assets:
       Net investment loss ***                                          (8.9)%           (2.1)%*****
       Net income ****                                                  34.0%            31.7%*****
       Operating expenses                                                9.0%             6.5%*****
     Total Return                                                       46.1%            10.9%

     ***  Interest income less total expenses
     **** Supplemental information not required
     *****Annualized

     The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7.  Financial Instrument Risks:

     The Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments in the normal course of its business. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Master has concentration risk because the sole counterparty or broker with respect to the Master's assets is SSB. As of December 31, 2002, the counterparties to the Master's swap contracts were Citibank, N.A., which is affiliated with the Master, Morgan Stanley Capital Group Inc., J. Aron & Company and Hess Trading Company, LLC. As of December 31, 2002, the Master owed Citibank, N.A. $7,665, which is included in due to brokers and represents cash due to Citibank, N.A. for realized swap transactions.

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

     The majority of these  instruments  mature  within one year of December 31,
     2002.  However,  due  to  the  nature  of  the  Master's  business,   these
     instruments may not be held to maturity.

8.  Subsequent Event (Unaudited):

     During the period January 1, 2003 through February 28, 2003, the Master experienced a cumulative loss of approximately 25%. This loss was primarily attributable to extraordinary price activity in US natural gas markets at the end of February which led to losses in the Master's energy market positions.

     The natural gas market experienced an upward increase in price of over 50% in two days in the April futures contract and a 300% increase in physical gas market prices. Such extreme moves happen only in exceptionally rare circumstances and can lead to "hyper-volatility" and generally illiquid market conditions.

     The Masters' liquidity was not hindered as a result of these market movements.

Selected unaudited quarterly financial data for the years ended December 31, 2002 and December 31, 2001 is summarized below:

                                      For the period     For the period     For the period   For the period
                                           from              from               from             from
                                      October 1, 2002     July 1, 2002       April 1, 2002   January 1, 2002
                                            to                to                  to              to
                                     December 31, 2002  September 30, 2002   June 30, 2002   March 31, 2002


Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income              $20,900,856         $13,555,805        $21,669,451     $26,396,010

Net Income (loss)                       $20,891,458         $13,546,406        $21,660,359     $26,386,816

Increase (decrease) in Net Asset
 Value per Unit                              $96.86              $62.01            $158.46         $193.92

                                      For the period     For the period from
                                           from           September 1, 2001
                                      October 1, 2001    (Commencenment of
                                            to            Operations) to
                                     December 31, 2001  September 30, 2001
Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                $8,474,195        $6,424,381

Net Income (loss)                         $8,436,195        $6,424,381

Increase (decrease) in Net Asset
 Value per Unit                               $61.67            $47.57

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

PricewaterhouseCoopers LLP was previously the principal accountant for the Partnership. On July 9, 2002, that firm was dismissed as principal accountant and KPMG LLP was engaged as principal accountant. The decision to change accountants was approved by the general partner of the Partnership.

     In connection with the audits of the two fiscal years ended December 31, 2001, and through July 9, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their reports on the financial statements for such years.

     The audit reports of PricewaterhouseCoopers LLP on the financial statements of the Partnership as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by the Advisor, AAA Capital Management, Inc.

Item 11. Executive Compensation.

     The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." During the year ended December 31, 2002, SSB earned $15,155,860 in brokerage commissions and clearing fees from the Partnership and through the Partnership's investment in the Master. The Advisor earned $3,488,171 in management fees during 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

     (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 913.9790 (1.3%) Units of Limited Partnership Interest as of December 31, 2002. Principals who own Units of the Partnership:

David J. Vogel                     101.0801 Units
Daniel R. McAuliffe, Jr.            10.3165 Units

     (c). Changes in control. None.

Item 13. Certain Relationships and Related Transactions.

     Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial Statements and Supplementary Data." and "Item 11. Executive Compensation." Item 14. Control and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of a date within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) (1) Financial Statements: Statements of Financial Condition at December 31, 2002 and 2001.

                    Statements of Income and Expenses for the years ended December 31, 2002, 2001 and 2000.

                    Statements of Partners' Capital for the years ended December 31, 2002, 2001 and 2000.

                    (2) Financial Statement  Schedules:  Financial Data Schedule
                        for year ended December 31, 2002.

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

                    10.2 -  Customer  Agreement  between  Registrant  and  Smith
                         Barney Inc. (the predecessor to Salomon Smith Barney Inc.) (previously filed).

                    10.3 - Form of Subscription Agreement (previously filed).

                    10.4 -  Letter   from   General   Partner  to  AAA   Capital
                         Management, Inc. extending the Management Agreement for 1999 (previously filed).

                    10.5 -  Letter  from  the  General  Partner  to AAA  Capital
                         Management, Inc. extending the Management Agreement for 2000 (previously filed).

                    10.6 -  Letter  from  the  General  Partner  to AAA  Capital
                         Management, Inc. extending the Management Agreement for 2001 (previously filed).

                    10.7 -  Letter  from  the  General  Partner  to AAA  Capital
                         Management, Inc. extending the Management Agreement for02 (filed herein).

                    99.1 Certificate of Chief Executive Officer.

                    99.2 Certificate of Chief Financial Officer.

         (b)      Report on Form 8-K: None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners
No proxy material has been sent to Limited Partners.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K authorized, in the City of New York and State of New York on the 28th day of March 2003.


SMITH BARNEY AAA ENERGY FUTURES FUND L.P.


By:       Smith Barney Futures Management LLC
          (General Partner)



By   /s/  David J. Vogel
          David J. Vogel, President & Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.



/s/ David J. Vogel                               /s/ Shelley Ullman
    David J. Vogel                                   Director
    Director, Principal Executive
    Officer and President



/s/ Maureen O'Toole                             /s/ Steve J. Keltz
    Maureen O'Toole                                 Secretary and Director
    Director



/s/ Daniel R. McAuliffe, Jr.
    Daniel R. McAuliffe, Jr.
    Chief Financial Officer and
    Director

    TYPE>                                          EX-27
    DESCRIPTION>                                   FINANCIAL DATA SCHEDULE
TEXT>
ARTICLE>                                           5
CIK>                                               0001057051
NAME>                                    Smith Barney AAA Energy Fund L.P.

PERIOD-TYPE>                                       12-MONTHS
FISCAL-YEAR-END>                                   DEC-31-2002
PERIOD-START>                                      JAN-01-2002
PERIOD-END>                                        DEC-31-2002
CASH>                                                           5,181
SECURITIES>                                               194,537,976
RECEIVABLES>                                                  154,185
ALLOWANCES>                                                         0
INVENTORY>                                                          0
CURRENT-ASSETS>                                           194,697,342
PP&E>                                                               0
DEPRECIATION>                                                       0
TOTAL-ASSETS>                                             194,697,342
CURRENT-LIABILITIES>                                       12,845,684
BONDS>                                                              0
PREFERRED-MANDATORY>                                                0
PREFERRED>                                                          0
COMMON>                                                             0
OTHER-SE>                                                 181,851,658
TOTAL-LIABILITY-AND-EQUITY>                               194,697,342
SALES>                                                              0
TOTAL-REVENUES>                                            65,918,185
CGS>                                                                0
TOTAL-COSTS>                                                        0
OTHER-EXPENSES>                                            15,575,683
LOSS-PROVISION>                                                     0
INTEREST-EXPENSE>                                                   0
INCOME-PRETAX>                                             50,342,502
INCOME-TAX>                                                         0
INCOME-CONTINUING>                                                  0
DISCONTINUED>                                                       0
EXTRAORDINARY>                                                      0
CHANGES>                                                            0
NET-INCOME>                                                50,342,502
EPS-PRIMARY>                                                   691.35
EPS-DILUTED>                                                        0