Form 10-K/A
period 2002-12-31
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2003-04-11
CIK 1057051

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

                                  Exhibit 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Smith Barney AAA Energy Fund L.P. (the "Partnership") on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President of Smith Barney Futures Management LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ David J. Vogel
    David J. Vogel
    Smith Barney Futures Management LLC
    Chief Executive Officer
    March 28, 2003

                                  Exhibit 99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Smith Barney AAA Energy Fund L.P. (the "Partnership") on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Smith Barney Futures Management LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Daniel R. McAuliffe, Jr
    Daniel R. McAuliffe, Jr.
    Smith Barney Futures Management LLC
    Chief Financial Officer and Director
    March 28, 2003