Form 10-Q
period 2003-03-31
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2003-05-14
CIK 1057051

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2003

Commission File Number 000-25921

                        SMITH BARNEY AAA ENERGY FUND L.P.
             (Exact name of registrant as specified in its charter)

         New York                                13-3986032
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

                        c/o Citigroup Managed Futures LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

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

                                                     Yes X No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                                     Yes X No _____

                        SMITH BARNEY AAA ENERGY FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                        Page
                                                                      Number

PART I - Financial Information:

    Item 1.  Financial Statements:

             Statements of Financial Condition
             at March 31, 2003  and December 31,
             2002 (unaudited).                                            3

             Statements of Income and Expenses
             and Partners' Capital for the three
             months ended March 31, 2003 and 2002
             (unaudited).                                                 4

             Notes to Financial Statements,
             including the Financial Statements of
             SB AAA Master Fund LLC (unaudited).                       5 - 14

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations.                                              16 - 18

    Item 3.  Quantitative and Qualitative
             Disclosures of Market Risk                               19 - 20

    Item 4.  Controls and Procedures                                    21

PART II - Other Information                                             22

                                     PART I
                          Item 1. Financial Statements

                    Smith Barney AAA Energy Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                                     March 31,                     December 31,
                                                                       2003                            2002
                                                              ------------------------        -----------------------
Assets:

  Investment in Master, at fair value                                   $ 120,742,772                  $ 194,537,976
  Cash                                                                         30,244                          5,181
                                                              ------------------------        -----------------------
                                                                          120,773,016                    194,543,157
Interest receivable                                                           101,721                        154,185
                                                              ------------------------        -----------------------
                                                                        $ 120,874,737                  $ 194,697,342
                                                              ========================        =======================

Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Management fees                                                           $ 205,255                      $ 330,695
  Other                                                                        38,877                         13,813
Redemptions payable                                                         3,015,558                     12,501,176
                                                              ------------------------        -----------------------
                                                                            3,259,690                     12,845,684
                                                              ------------------------        -----------------------
Partners' Capital:
  General Partner, 913.9790 Unit equivalents
    outstanding in 2003 and 2002                                            1,583,268                      2,365,908
  Limited Partners, 66,982.2150 and 70,183.3406 Units
    of Limited Partnership Interest
    outstanding in 2003 and 2002, respectively                            116,031,779                  $ 179,485,750
                                                              ------------------------        -----------------------
                                                                          117,615,047                    181,851,658
                                                              ------------------------        -----------------------
                                                                        $ 120,874,737                  $ 194,697,342
                                                              ========================        =======================

See Accompanying Notes to Unaudited Financial Statements.

                        SMITH BARNEY AAA ENERGY FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                         ----------------------------------------
                                                                                2003                    2002
                                                                         -------------------   -------------------
Income:
  Realized (losses) gains on closed positions from Master                      $(72,922,156)          $ 5,830,873
  Change in unrealized gains  on open positions from Master                      16,584,915            21,744,419
  Income allocated from Master                                                       42,182                 7,853
  Expenses allocated from Master                                                 (3,190,521)           (3,865,689)
                                                                         -------------------   -------------------
                                                                                (59,485,580)           23,717,456
  Interest income                                                                   353,135               492,278
                                                                         -------------------   -------------------
                                                                                (59,132,445)           24,209,734
                                                                         -------------------   -------------------
Expenses:
  Management fees                                                                   710,681               736,444
  Other expenses                                                                     29,699                44,749
                                                                         -------------------   -------------------
                                                                                    740,380               781,193
                                                                         -------------------   -------------------
  Net (loss) income before  allocation to the Special Limited Partner           (59,872,825)           23,428,541
                                                                         -------------------   -------------------
   Allocation to the Special Limited Partner                                               -           (4,585,682)
   Additions - Limited Partner                                                             -            5,862,000
   Redemptions - Limited Partner                                                 (4,363,786)             (836,601)
                                                                         -------------------   -------------------
  Net (decrease) increase in Partners' capital                                  (64,236,611)           23,868,258
Partners' capital, beginning of period                                          181,851,658           134,887,821
                                                                         -------------------   -------------------
Partners' capital, end of period                                              $ 117,615,047         $ 158,756,079
                                                                         ===================   ===================
 Net asset value per Unit
  (67,896.1940 and 73,757.6956 Units outstanding
   at March 31, 2003 and 2002, respectively)                                     $ 1,732.28            $ 2,152.40
                                                                         ===================   ===================
Net (loss) income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                                    $ (856.30)             $ 255.17
                                                                         ===================   ===================


See Accompanying Notes to Unaudited Financial Statements.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

1. General:

     Smith Barney AAA Energy Fund L.P. (the "Partnership") is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage directly or indirectly in the speculative trading of a diversified portfolio of commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind but intends initially to trade solely energy and energy related products. In addition, the Partnership may enter into swap contracts on energy related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2002, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests.

     Effective September 1, 2002, the Partnership transferred substantially all of its assets (including unrealized appreciation of $(7,323,329) in exchange for 128,539.1485 Units and a fair value of $128,539,149 as a tax-free transfer to the SB AAA Master Fund LLC, a New York limited liability company (the "Master"). The Master was formed in order to permit accounts managed now or in the future by AAA Capital Management, Inc. (the "Advisor") using the Energy with swaps Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. In addition, the Advisor is a Special Limited Partner of the Partnership, an employee of CGM and a related party. Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the General Partner (the "General Partner") of the Partnership and the managing member of the Master. The Partnership is a non-managing member of the Master and the Advisor is a special limited partner. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

     As of March 31, 2003, the Partnership owns approximately 51.0% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition, Statement of Income and Expenses and Member's Capital and Condensed Schedule of Investments are included herein.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                   (Continued)

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2003 and December 31, 2002 and the results of its operations for the three months ended March 31, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                   (Continued)

The Master's Statement of Financial Condition as of March 31, 2003 and December 31, 2002, Condensed Schedule of Investments as of March 31, 2003 and 2002 and its Statement of Income and Expenses and Members' Capital for the three months ended March 31, 2003 and 2002 are presented below:

                                              SB AAA Master Fund LLC
                                         Statements of Financial Condition
                                                    (Unaudited)

                                                 March 31,       December 31,
                                                  2003               2002
Assets:
Equity in commodity futures
 trading account:
Cash (restricted $6,200,000 and
 $53,522,255 in 2003 and 2002,
 respectively)                                $186,592,480      $330,218,077
Net unrealized (depreciation)
 appreciation on open  positions               (6,322,928)        9,188,483
Net unrealized appreciation on
 open swaps positions                          45,212,560        38,011,771
Commodity options owned, at fair
 value (cost $65,247,420 and
 $63,879,907, respectively)                   101,277,918        83,252,102
                                              -----------        -----------
                                              326,760,030       460,670,433
Due from brokers                               13,926,925        12,595,792
Interest receivable                                 4,862             6,712
                                              -----------       ------------
                                             $340,691,817      $473,272,937
                                              ===========       ============
Liabilities and Members' Capital:
Liabilities:
 Unrealized depreciation on open
  swap positions                             $ 30,666,724      $ 48,470,222
 Commodity options written, at
    market value (premium $51,982,879
    and $59,666,185 in 2003 and 2002,
    respectively)                              54,182,136        67,724,777
Accrued Expenses:
 Commissions                                    3,538,071         5,210,167
 Professional fees                                 29,310            20,117
 Due to brokers                                 8,704,465         1,541,223
 Due to CMG                                        22,978            22,978
                                              -----------       ------------
                                               97,143,684       122,989,484
                                              -----------       ------------
Members' Capital:
 Members' Capital, 224,082.2089
  and 216,158.4103 Units outstanding
  in 2003 and 2002, respectively              243,548,333       350,283,453
                                              -----------       ------------
                                             $340,691,817      $473,272,937
                                              ===========       ===========

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          Notes to Financial Statemenst
                                 March 31, 2003
                                   (Unaudited)

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                 March 31, 2003
                                   (Unaudited)

                    Number of
Sector              Contracts    Contract                                                  Fair Value
--------------                                                                            ----------

Energy                         Futures contracts purchased (5.69)%
                      6,077    NYMEX Light Sweet Crude Oil (3.11)% May. 03 - Dec 04      $ (7,562,635)
                      1,192    NYMEX Natural Gas (4.47)% Feb. 03 - Feb. 04                (10,891,558)
                               Other 1.89%                                                  4,604,196
                                                                                        --------------
                                                                                          (13,849,997)

                               Futures contracts sold 3.09%                                 7,527,069

                               Options owned 41.58%
                      3,956    NYMEX Natural Gas Call 15.99% May. 03 - June 03             38,936,610
                      2,381    NYMEX Natural Gas Put 5.08%  June 03                        12,371,580
                      7,783    NYMEX Light Sweet Crude Oil Put 11.97% May. 03 - Dec 03     29,152,770
                      1,789    NYMEX Natural Gas Call 3.28% May. 03 - Dec 03                7,999,750
                               Other 5.26%                                                 12,817,208

                                                                                        --------------
                                                                                          101,277,918

                               Options written 22.25%
                     10,539    NYMEX Natural Gas Call 9.42% May 03 - June 04              (22,939,580)
                       814     NYMEX Light Sweet Crude Call 5.58% May 03 - Dec. 03        (13,581,770)
                      5,165    NYMEX Light Sweet Crude Put 4.11% May 03 - Dec 03          (10,011,780)
                               Other 3.14%                                                 (7,649,006)
                                                                                        --------------
                                                                                          (54,182,136)

                               Unrealized appreciation on Swaps contracts 18.56%
                      3,381    NYMEX Natural Gas 14.67%                                    35,723,929
                               Other 3.89%                                                  9,488,631
                                                                                        --------------
                                                                                           45,212,560

                               Unrealized depreciation on Swaps contracts  12.59%
                       681     NYMEX Natural Gas 8.55%                                    (20,817,903)
                               Other 4.04%                                                 (9,848,821)
                                                                                        --------------
                                                                                          (30,666,724)

              Total Energy 92.38%                                                          55,318,690
                                                                                        ---------------
Total Fair Value 92.38%                                                                  $ 55,318,690
                                                                                        ===============

                             Investment at          % of Investment at
   Country Composition          Fair Value              Fair Value
   --------------------    ----------------         --------------------

   United Kingdom              $ 6,509,584                       11.77%
   United States                48,809,106                       88.23%
                          -----------------                     ------
                              $ 55,318,690                      100.00%
                          =================                     ======

Percentages are based on Members' Capital unless otherwise indicated
                                        8

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          Notes to Financial Statemenst
                                 March 31, 2003
                                   (Unaudited)

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2002

                                 Number of                       Contract                                         Fair Value
Sector                           Contracts
Energy                                            Futures contracts purchased 17.92%
                                     6,228        IPE Gas Oil 5.45% Jan. - Feb. 2003                               $19,089,003
                                                  Other 12.47%                                                      43,677,214
                                                                                                                    ------------
                                                                                                                    62,766,217

                                                  Futures contracts sold (15.30)%
                                    13,454        NYMEX Light Sweet Crude Oil (7.22)% Feb. 03 - June 04            (25,271,391)
                                     7,578        NYMEX Natural Gas (6.05)% Feb. 03 - Feb. 04                      (21,203,640)
                                                  Other (2.03)%                                                     (7,102,703)
                                                                                                                   ------------
                                                                                                                   (53,577,734)

                                                  Options owned 23.77%
                                     7,293        NYMEX Natural Gas Call 10.40% Feb. 03 - June 03                   36,430,400
                                     5,325        NYMEX Natural Gas Put 5.37% Feb. 03 - June 03                     18,812,110
                                                  Other 8.00%                                                       28,009,592
                                                                                                                    ------------
                                                                                                                    83,252,102

                                                  Options written (19.33)%
                                    12,086        NYMEX Light Sweet Crude Call (6.90)% Feb. 03 - June 03           (24,193,640)
                                                  Other (12.43)%                                                   (43,531,137)
                                                                                                                   ------------
                                                                                                                   (67,724,777)

                                                  Unrealized appreciation on Swaps contracts 10.85%
                                     3,354        NYMEX Natural Gas 5.46%                                           19,130,237
                                                  Other 5.39%                                                       18,881,534
                                                                                                                    ------------
                                                                                                                    38,011,771

                                                  Unrealized depreciation on Swaps contracts (13.84)%
                                     1,809        NYMEX Natural Gas (5.17)%                                        (18,107,814)
                                                  Other (8.67)%                                                    (30,362,408)
                                                                                                                    ------------
                                                                                                                   (48,470,222)
                                                                                                                    ------------
    Total Energy 4.07%                                                                                              14,257,357
                                                                                                                    ------------
Total Fair Value 4.07%                                                                                             $14,257,357
                                                                                                                    ==========
                              Investments at   % of Investments at
   Country Composition         Fair Value         Fair Value
   --------------------        -----------      ---------------

   United Kingdom              $25,728,485         180.46%
   United States               (11,471,128)        (80.46)
                              ------------         ------
                               $14,257,357         100.00%
                              ============         ======

Percentages are based on Members' Capital unless otherwise indicated. See Accompanying Notes to Financial Statements.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

                             SB AAA Master Fund LLC
             Statements of Income and Expenses and Members' Capital

                                            THREE-MONTHS ENDED
                                                  MARCH 31,
                                          2003              2002
Income:
 Net gain(losses)on trading of
  commodity interest:
 Realized(losses) gains on closed
  positions                           $(143,773,821)   $   6,181,862
  Change in unrealized gains on
  open positions                         32,010,513       23,449,942
                                       (111,763,308)      29,631,804
Interest Income                              42,181            8,422
                                       ------------       -----------
                                       (111,721,127)      29,640,226
                                        ------------       -----------
Expenses:
  Brokerage commissions, including
    clearing fees of $1,901,143 and
  $492,208 in 2003 and 2002,
  respectively                            6,497,159        3,244,216
  Professional fees                           9,194            9,194
                                       ------------       -----------
                                          6,506,353        3,253,410
                                       ------------       -----------
Net (loss) income                      (118,227,480)      26,386,816
Additions                                32,986,186        8,766,153
Redemptions                             (21,494,026)      (9,666,987)
                                       ------------       -----------
Net (decrease) increase in Members
 Interest                              (106,735,320)      25,485,982
Members' Capital, beginning of
 period                                 350,283,453      152,214,723
                                        ------------     -----------
Members' Capital, end of period       $ 243,548,133    $ 177,700,705
                                        ===========      ===========
Net asset per Unit (224,062.2088
 and 52,079.7917 Units outstanding
 in March 31, 2003 and 2002,
 respectively)                            $1,094.93        $1,303.16
                                         ===========      ===========
Net (loss) income per Unit of
 Member Interest                         $  (525.86)       $  193.92
                                          ===========      ===========

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)




2.     Financial Highlights:

Changes in net asset value per Unit for the three months ended March 31, 2003 and 2002 were as follows:

                                                       THREE-MONTHS ENDED
                                                            MARCH 31,
                                                        2003        2002
Net realized and unrealized (losses)
 gains*                                           $  (851.37)       $321.21
Interest income                                         5.64           6.80
Expenses**                                            (10.57)        (72.84)
                                                      ------         -------
(Decrease) increase for period                       (856.30)        255.17
Net Asset Value per Unit,
 beginning of period                                2,588.58       1,897.23
                                                    --------       --------
Net Asset Value per Unit,
 end of period                                     $1,732.28      $2,152.40
                                                    ========       ========
* Includes brokerage commissions
**Excludes brokerage commissions

Ratio to average net assets: ***

   Net investment loss before incentive
    fee allocation ****                             (1.0)%              (0.7)%
                                                    =====               =====

   Operation expenses                               8.6%                10.0%
   Incentive fee allocation                         0.0%                 0.0%
                                                    ----                -----
   Total expenses                                   8.6%                10.0%
                                                   =====               =====
Total return:

   Total return before incentive
    fee allocation                                (33.1)%               13.5%
   Incentive fee allocation                         0.0%                 0.0%
                                                  ------               -------
   Total return after incentive fee
    allocation                                    (33.1)%               13.5%
                                                  =====                 =====

***      Annualized
****     Interest income less total expenses (exclusive of incentive  fees)

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)



Financial Highlights of the Master:

                                                      THREE-MONTHS ENDED
                                                            MARCH 31,
                                                    2003                 2002
Ratio to average net assets:

Net investment loss*                                (8.7)%               (2.0)%
Operating expenses                                   8.8%                 8.3%
Total return                                       (32.4)%               17.5%

* Interest income less total expenses
The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                   (Continued)

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

     The respective Customer Agreement between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2003 and December 31, 2002, respectively, based on a monthly calculation, was $52,969,726 and $13,217,805, respectively. The fair value of these commodity interests, including options and swaps thereon, if applicable, at March 31, 2003 and December 31, 2002 was $55,318,690 and $14,257,357, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.       Financial Instrument Risk:

     In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery

                       SMITH BARNEY AAA ENERGY FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                  (Unaudited)
                                  (Continued)

or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership, through its investment in the Master, has concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

     The General Partner monitors and controls the Partnership's/Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                   (Continued)

     The majority of these instruments mature within one year of March 31, 2003. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master, cash and interest receivable. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. In the first quarter of 2003, the Master experienced a cumulative loss of approximately 25%. This loss was primarily attributable to extraordinary price activity in U.S. natural gas markets at the end of February which let to losses in the Master's energy market positions. The Masters' liquidity was not hindered as a result of these market movements.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2003, Partnership capital decreased 35.3% from $181,851,658 to $117,615,047. This decrease was attributable to net loss from operations of $59,872,825 coupled with redemptions of 2,355.3880 Units resulting in an outflow of $4,363,786. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2003, the Master's capital decreased 30.5% from $350,283,453 to $243,548,133. This decrease was attributable to net loss from operations of $118,227,480, coupled with redemptions of 13,685.3744 Units totaling $21,494,026 which was partially offset by the additions of 21,589.1729 Units totaling $32,986,186. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

Results of Operations

     During the Partnership's first quarter of 2003, the net asset value per unit decreased 33.1% from $2,588.58 to $1,732.28 as compared to an increase of 13.4% in the first quarter of 2002. The Partnership experienced a net trading loss in the first quarter of 2003 of $59,485,580. Losses were primarily attributable to the Master's trading of commodity futures in NYMEX Natural Gas, IPE Brent Crude Oil, NYMEX Unleaded Gas and NYMEX Heating Oil and were partially offset by gains in energy swaps, NYMEX Crude Oil and IPE Gas Oil. The Partnership experienced a net trading gain in the first quarter of 2002 of $23,717,456. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Natural Gas, IPE Brent Crude Oil, IPE Gas Oil and swaps and were partially offset by losses in NYMEX Crude Oil, NYMEX Heating Oil and NYMEX Unleaded Gas.

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

     Interest income on 80% of the Partnership's average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master assets in cash and/or place all of the Master assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2003 decreased by $139,143 as compared to the corresponding period in 2002. The decrease in interest income is primarily due to a decrease in interest rates during the three months ended March 31, 2003.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2003 decreased by $25,763 as compared to the corresponding period in 2002. The decrease in management fees is due to an decrease in assets during the three months ended March 31, 2003.


     Special limited partner allocations are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2003 and 2002.

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

 The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of March 31, 2003 and the highest and lowest value at any point during the three months ended March 31, 2003. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2003 , the Master's total capitalization was $243,548,133. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.


                                 March 31, 2003
                                   (Unaudited)

                                                       Year to Date
                                    % of Total        High          Low
Market Sector       Value at Risk   Capitalization Value at Risk   Value at Risk

Energy                $32,602,846       13.39%      $131,820,411   $32,602,846
Energy Swaps            6,200,000        2.54%        33,232,031       900,000
                       ----------        ----
Total                 $38,802,846       13.64%
                       ==========       ======

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

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -

          The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Settlement Of Certain Regulatory Matters

          On April 28, 2003, Salomon Smith Barney Inc. (SSB), now named Citigroup Global Markets Inc., announced final agreements with the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices. As part of the settlements, SSB has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring SSB from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information and the maintenance of required books and records, and requiring SSB to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring SSB to cease and desist from violations of corresponding NASD rules and requiring SSB to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring SSB to cease and desist from violations of corresponding NYSE rules and requiring SSB to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. As required by the settlements, SSB expects to enter into related settlements with each of the other states, the District of Columbia and Puerto Rico. Consistent with the settlement-in-principle announced in December 2002, these settlements require SSB to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. SSB reached these final settlement agreements without admitting or denying any wrongdoing or liability. The settlements do not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the fourth quarter of 2002.

Enron:

New Power Holdings Actions

          On April 17, 2003, the motion to dismiss the complaints in the putative class actions relating to the New Power Holdings common stock was denied.

Additional Actions

          On March 5, 2003, an action was brought on behalf of the purchasers of the Yosemite Notes and Enron Credit Linked Notes, alleging violations of federal securities laws.

          On April 9, 2003, an action was brought by a group of related mutual funds that purchased certain Yosemite Notes, alleging violations of state securities law and common law claims.

Research:

In Re At&T Corporation Securities Litigation

          By order dated March 27, 2003, the court denied plaintiffs' leave to amend their complaint to add as defendants Citigroup, SSB, and certain of their executive officers and current and former employees.

Item 2. Changes in Securities and Use of Proceeds -

          The Partnership no longer offers units at the net asset value per Unit as of the end of each month. For the three months ended March 31, 2003 there were no additional sales. For the three months ended March 31, 2002 there were additional sales of 3,071.2548 Units totaling $5,862,000.

          Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Report on Form 10-K for the period ended December 31, 2002.

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

SMITH BARNEY AAA ENERGY FUND L.P.


By:  Citigroup Managed Futures LLC
           (General Partner)



By:  /s/ David J. Vogel
         David J. Vogel
         President and Director


Date:        5/14/03

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Citigroup Managed Futures LLC
           (General Partner)



By:  /s/ David J. Vogel
         David J. Vogel
         President and Director


Date:        5/14/03



By:  /s/ Daniel R. McAuliffe, Jr.
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and
         Director

Date:        5/14/03

                                 CERTIFICATION

I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smith Barney AAA Energy Fund L.P.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


                 /s/David J. Vogel
                    David J. Vogel
                    President and Director

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney AAA Energy Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J.Vogel
    David J. Vogel
    Citigroup Managed Futures LLC
    President and Director
    May 14, 2003

                                  CERTIFICATION


I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smith Barney AAA Energy Fund L.P.;

2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                                       28

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003



                                 /s/   Daniel R. McAuliffe, Jr.
                                       Daniel R. McAuliffe, Jr.
                                       Chief Financial Officer and Director

                                                                   Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney AAA Energy Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Daniel R. McAuliffe , Jr.
    Daniel R. McAuliffe, Jr.
    Citigroup Managed Futures LLC
    Chief Financial Officer and Director
May  14, 2003