Form 10-Q
period 2003-06-30
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2003-08-14
CIK 1057051

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2003

Commission File Number 000-25921

                        SMITH BARNEY AAA ENERGY FUND L.P.
             (Exact name of registrant as specified in its charter)

         New York                                   13-3986032
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
              (Address and Zip Code of principal executive offices)

       (212) 559-2011 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                                    Yes X No _____

                        SMITH BARNEY AAA ENERGY FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                 Page
                                                                Number

PART I - Financial Information:

     Item 1. Financial Statements:

             Statements of Financial Condition
             at June 30, 2003  and December 31,
             2002 (unaudited).                                     3

             Statements of Income and Expenses
             and Partners' Capital for the three
             and six months ended June 30, 2003
             and 2002 (unaudited).                                 4

             Notes to Financial Statements,
             including the Financial Statements of
             SB AAA Master Fund LLC (unaudited).                5 - 17

     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations.                                       18 - 20

     Item 3. Quantitative and Qualitative
             Disclosures about Market Risk                     21 - 22

     Item 4. Controls and Procedures                              23

PART II - Other Information                                       24

                                     PART I
                          Item 1. Financial Statements

                    Smith Barney AAA Energy Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                           June 30,     December 31,
                                                             2003          2002
                                                        -----------    --------------
Assets:

  Investment in Master, at fair value                   $134,075,128   $194,692,161
  Cash                                                        55,864          5,181
                                                        ------------   ------------
                                                        $134,130,992   $194,697,342
                                                        ============   ============


Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Management fees                                       $    220,378   $    330,695
  Other                                                       67,819         13,813
Redemptions payable                                          314,929     12,501,176
                                                        ------------   ------------
                                                             603,126     12,845,684
                                                        ------------   ------------
Partners' Capital:
  General Partner, 913.9790 Unit equivalents
    outstanding in 2003 and 2002                           1,861,172      2,365,908
  Limited Partners, 64,658.5503 and 69,337.6030 Units
    of Limited Partnership Interest
    outstanding in 2003 and 2002, respectively           131,666,694   $179,485,750
                                                        ------------   ------------
                                                         133,527,866    181,851,658
                                                        ------------   ------------
                                                        $134,130,992   $194,697,342
                                                        ============   ============

See Accompanying Notes to Unaudited Financial Statements.

                        SMITH BARNEY AAA ENERGY FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
                                                             ------------------------------     ----------------------------
                                                                  2003            2002               2003          2002
                                                             ------------------------------     ---------------------------

Income:
  Realized gains (losses) on closed positions from Master    $ 24,560,994      $ 33,831,669    $ (48,361,162)   $ 39,662,542
  Change in unrealized gains (losses) on open
   positions from Master                                       (2,167,213)       (9,875,387)      14,417,702      11,869,032
  Income allocated from Master                                      7,298            14,905           28,758          22,758
  Expenses allocated from Master                               (1,555,452)       (4,258,324)      (4,750,610)     (8,124,014)

                                                             -------------    --------------   --------------  --------------

                                                               20,845,627        19,712,863      (38,665,312)     43,430,318
  Interest income received from Master                            270,926           593,517          644,783       1,085,795

                                                             -------------    --------------   --------------  --------------

                                                               21,116,553        20,306,380      (38,020,529)     44,516,113

                                                             -------------    --------------   --------------  --------------
Expenses:
  Management fee                                                  652,503           890,578        1,363,184       1,627,022
  Other expenses                                                   27,437            31,625           52,499          76,373

                                                             -------------    --------------   --------------  --------------

                                                                  679,940           922,203        1,415,683       1,703,395

                                                             -------------    --------------   --------------  --------------

  Net income  (loss)                                           20,436,613        19,384,177      (39,436,212)     42,812,718
  Allocation to the Special Limited Partner                             -        (3,755,152)               -      (8,340,834)
  Redemptions     -Limited Partner                             (4,523,794)       (3,028,370)      (8,887,580)     (3,864,971)
  Additions - Limited Partner                                           -                 -                -       5,862,000

                                                             -------------    --------------   --------------  --------------

  Net increase (decrease) in Partners' capital                 15,912,819        12,600,655      (48,323,792)     36,468,913

Partners' capital, beginning of period                        117,615,047       158,756,079      181,851,658     134,887,821

                                                             -------------    --------------   --------------  --------------

Partners' capital, end of period                             $133,527,866     $ 171,356,734     $133,527,866   $ 171,356,734
                                                             -------------    --------------   --------------  --------------

Net asset value per Unit
  (65,572.5293 and 72,473.8393 Units outstanding
  at June 30, 2003 and 2002, respectively)                     $ 2,036.34        $ 2,364.39       $ 2,036.34      $ 2,364.39
                                                             -------------    --------------   --------------  --------------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                   $ 304.06          $ 211.99        $ (552.24)       $ 467.16
                                                             -------------    --------------   --------------  --------------



See Accompanying Notes to Unaudited Financial Statements.
                                        4

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

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

     As of June 30, 2003, the Partnership owns approximately 47.6% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition, Statement of Income and Expenses and Members' Capital and Condensed Schedule of Investments are included herein.


                                       5
                                                                     (Continued)

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc ("Citigroup").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2003 and December 31, 2002 and the results of its operations for the three and six months ended June 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

     The  Master's  Statement  of  Financial  Condition  as of June 30, 2003 and
December 31, 2002, Condensed Schedule of Investments as of June 30, 2003 and 2002 and its Statements of Income and Expenses and Members' Capital for the three months ended June 30, 2003 and 2002 are presented below:


                             SB AAA Master Fund LLC
                        Statements of Financial Condition
                                   (Unaudited)

                                           June 30,         December 31,
                                              2003             2002
                                         -------------    ---------------
Assets:
Equity in commodity futures
 trading account:
Cash (restricted $29,376,137 and
 $53,522,255, respectively)             $ 248,398,785    $ 330,218,077
Net unrealized (depreciation)
 appreciation on open
 positions                                 (1,326,343)       9,188,483
Net unrealized appreciation on
 open swaps positions                      54,071,680       38,011,771
Commodity options owned, at fair
 value (cost $51,569,345 and
 $63,879,907, respectively)                51,721,581       83,252,102
                                        -------------    -------------

                                          352,865,703      460,670,433
Due from brokers                            4,868,813       12,595,792
Interest receivable                             4,884            6,712
                                        -------------    -------------
                                        $ 357,739,400    $ 473,272,937
                                         ============      ===========

Liabilities and Members' Capital:
Liabilities:
 Unrealized depreciation on open
  swap positions                        $  27,904,312    $  48,470,222
 Commodity options written, at
    market value (premium $54,214,943
    and $59,666,185, respectively)         42,109,870       67,724,777
Accrued Expenses:
 Commissions                                2,921,263        5,210,167
 Professional fees                             38,606           20,117
 Due to brokers                             3,413,212        1,541,223
 Due to CMG                                    22,978           22,978
                                        -------------    -------------
                                           76,410,241      122,989,484

Members' Capital:
 Members' Capital, 219,606.2204
  and 216,158.4103 Units outstanding
  in 2003 and 2002, respectively          281,329,159      350,283,453
                                          -----------      -------------
                                         $357,739,400     $473,272,937
                                          ===========      ============

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          Notes to Financial Statemenst
                                  June 30, 2003
                                   (Unaudited)

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                  June 30, 2003
                                   (Unaudited)

               Number of
Sector         Contracts          Contract                                      Fair Value
---------        -------------------------------------------------           --------------

Energy                 Futures contracts purchased (6.20)%
                 6,647 NYMEX Natural Gas (8.87)% Aug. 03 - Aug. 04           $ (24,951,033)
                       Other 2.67%                                               7,498,210
                                                                             --------------
                                                                               (17,452,823)

                       Futures contracts sold 5.73%
                       NYMEX Natural Gas 7.93% Feb. 03 - Feb. 04                22,318,016
                       Other (2.20)%                                            (6,191,536)
                                                                             --------------
                                                                                16,126,480

                       Options owned 18.38%
                       NYMEX Natural Gas Call 1.01% Aug. 03 - Nov  03            2,847,090
                 4,007 NYMEX Natural Gas Put 9.41%  Aug 03 - Oct 04             26,455,640
                       NYMEX Light Sweet Crude Call 5.65% Aug 03 - Feb. 04      15,907,340
                       NYMEX Light Sweet Crude Put 1.62% Aug 03 - Feb 04         4,560,880
                       Other 0.69%                                               1,950,631
                                                                             --------------
                                                                                51,721,581


                       Options written (14.97)%
                10,337 NYMEX Natural Gas Call (10.36)% Aug 03 - Dec 04         (29,149,370)
                       NYMEX Light Sweet Crude Call (2.20)% Aug 03 - Sept. 03   (6,181,590)
                       Other (2.41)%                                            (6,778,910)
                                                                             --------------
                                                                               (42,109,870)


                       Unrealized appreciation on Swaps contracts 19.22%
                       NYMEX Natural Gas 14.16%                                 39,828,441
                       Other 5.06%                                              14,243,239
                                                                             --------------
                                                                                54,071,680

                       Unrealized depreciation on Swaps contracts  (9.91)%
                       NYMEX Natural Gas (5.51)%                               (15,499,882)
                       Other (4.40)%                                           (12,404,430)
                                                                               -----------
                                                                               (27,904,312)

    Total Energy 12.25%                                                         34,452,736
                                                                              ------------

Total Fair Value 12.25%                                                       $ 34,452,736
                                                                             =============

                                Investment at               % of Investment at
      Country Composition        Fair Value                   Fair Value
      -------------------      -------------             ---------------------

      United Kingdom           $ (2,588,104)                    (7.51)%
      United States              37,040,840                    107.51
                               ------------                    ------
                               $ 34,452,736                    100.00 %
                                ===========                    ======


Percentages are based on Members' Capital unless otherwise indicated

                        Smith Barney AAA Energy Fund L.P.
                         Notes to Financial Statements
                                 June 30, 2003
                                  (Unaudited)

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

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (UNAUDITED)

                             SB AAA MASTER FUND LLC
             STATEMENTS OF INCOME AND EXPENSES AND MEMBERS' CAPITAL
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                    JUNE 30,                               JUNE 30,
                                                            ------------------------------     --------------------------------
                                                                2003              2002               2003             2002
                                                            ------------------------------     --------------------------------
Income:
  Net gains on trading of commodity
   interests:
  Realized gains (losses) on closed positions              $ 51,205,109       $ 36,634,699     $ (92,568,712)     $ 42,816,561
  Change in unrealized gains (losses) on open
   positions                                                 (4,955,814)       (10,702,971)       27,054,699        12,746,971
                                                          --------------     --------------    --------------   ---------------

                                                             46,249,295         25,931,728       (65,514,013)       55,563,532
  Interest income                                               721,637            767,154         1,686,957         1,373,622
                                                          --------------     --------------    --------------   ---------------

                                                             46,970,932         26,698,882       (63,827,056)       56,937,154
                                                          --------------     --------------    --------------   ---------------

Expenses:
  Brokerage commissions including clearing fees
  of $398,062, $606,653, $1,434,608 and
  $1,098,861, respectively                                    3,289,199          4,277,310         9,786,358         7,521,526
  Professional fees                                               9,297              9,092            18,491            18,286
                                                          --------------     --------------    --------------   ---------------

                                                              3,298,496          4,286,402         9,804,849         7,539,812
                                                          --------------     --------------    --------------   ---------------

  Net income  (loss)                                         43,672,436         22,412,480       (73,631,905)       49,397,342

   Additions                                                 12,193,128          2,396,264        45,179,314        11,162,417
   Redemptions                                              (17,378,056)        (2,840,699)      (38,872,082)      (12,507,686)
   Distribution                                                (706,482)          (752,121)       (1,629,621)       (1,350,167)
                                                          --------------     --------------    --------------   ---------------

  Net increase (decrease) in Members Interest                37,781,026         21,215,924       (68,954,294)       46,701,906

Members capital, beginning of period                        243,548,133        177,700,705       350,283,453       152,214,723
                                                          --------------     --------------    --------------   ---------------

Members capital, end of period                            $ 281,329,159      $ 198,916,629     $ 281,329,159     $ 198,916,629
                                                          --------------     --------------    --------------   ---------------

Net asset value per Unit
  in (219,606.2204 and 136,093.2122 Units outstanding
    June 30, 2003 and 2002, respectively)                    $ 1,281.06         $ 1,461.62        $ 1,281.06        $ 1,461.62
                                                          -------------     --------------    --------------   ---------------
Net income (loss) per Unit of Member Interest                  $ 197.61           $ 163.99         $ (332.01)         $ 362.30
                                                          -------------     --------------    --------------   ---------------

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


2. Financial Highlights:

     Changes in net asset value per Unit for the three and six months ended June 30, 2003 and 2002 were as follows:


                                        THREE-MONTHS ENDED               SIX-MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       -------------------------    ----------------------
                                          2003           2002         2003           2002
                                       ----------     ----------    --------     ---------

Net realized and unrealized
  gains(losses) *                       $ 310.15      $   267.30    $ (541.22)  $  588.51
Interest income                             4.15            8.27         9.79       15.07
Expenses  **                              (10.24)         (63.58)      (20.81)    (136.42)
                                       ----------     ----------    --------     ---------
Increase(decrease) for period             304.06          211.99      (552.24)     467.16
Net Asset Value per Unit,
 beginning of period                    1,732.28        2,152.40     2,588.58    1,897.23
                                       ----------     ----------    --------     ---------
Net Asset Value per Unit,
 end of period                         $2,036.34       $2,364.39    $2,036.34   $2,364.39
                                       ----------     ----------    --------     ---------

*       Includes brokerage commissions.
**      Excludes brokerage commissions.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


Financial Highlights continued:


                                          THREE-MONTHS ENDED           SIX-MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       -------------------------    ----------------------
                                          2003           2002         2003           2002
                                       ----------     ----------    --------     ---------
Ratio to average net assets: ***

Net investment loss before
 incentive fees  ****                   (5.4)%        (10.0)%        (7.8)%     (9.6)%


   Operating expenses                    6.0%          11.3%          8.7%      10.8%
   Incentive fee allocation              0.0%           8.3%          0.0%       9.2%
                                       ----------     ----------    --------     -----
   Total expenses and incentive fee
    allocation                           6.0%          19.6%          8.7%      20.0%
                                       ----------     ----------    --------   -----
Total return:

   Total return before incentive fee
    allocation                          17.6%           8.1%        (21.3)%     30.6%
   Incentive fee allocation              0.0%          (1.7)%         0.0%      (6.0)%
                                       ----------     ----------    --------    -----
   Total return after incentive fee
    allocation                          17.6%           9.8%        (21.3)%     24.6%
                                       ----------     ----------    --------    -----

***      Annualized
****     Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


Financial Highlights from the Master:

     Changes in net asset value per Unit for the three and six months ended June 30, 2003 and 2002 were as follows:



                                         THREE-MONTHS ENDED            SIX-MONTHS ENDED
                                              JUNE 30,                   JUNE 30,
                                       -------------------------    ----------------------
                                          2003           2002         2003           2002
                                       ----------     ----------    --------     ---------


Net realized and unrealized
  gains(losses)                        $ 194.36       $  158.42     $ (339.61)   $ 352.34
Interest income                            3.29            5.64          7.68       10.09
Expenses                                  (0.04)          (0.07)        (0.08)      (0.13)
                                      ----------      ----------    ----------  ----------

Increase(decrease) for period            197.61          163.99       (332.01)     362.30

Distributions                             (3.22)          (5.53)        (7.42)      (9.92)

Net Asset Value per Unit,
 beginning of period                   1,086.67        1,303.16      1,620.49    1,109.24
                                      ----------      ----------    ----------  ---------

Net Asset Value per Unit,
 end of period                        $1,281.06       $1,461.62     $1,281.06   $1,461.62
                                      ==========      ==========    ==========  =========

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)


Financial Highlights of the Master:



                                          THREE-MONTHS ENDED          SIX-MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                       -------------------------    ----------------------
                                          2003           2002         2003           2002
                                       ----------     ----------    --------     ---------


Ratio to average net assets: *

  Net investment loss **               (3.4)%          (4.0)%         (5.4)%     (3.5)%

  Operating expenses                    4.4%            4.9%           6.5%       4.3%



Total return                           18.2%           12.6%         (20.5)%     32.7%

*  Annualized

**    Interest income less total expenses

         The above ratios may vary for individual investors based on the timing of capital transactions during the year.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the six and twelve months ended June 30, 2003 and December 31, 2002, respectively, based on a monthly calculation, were $52,914,855 and $13,217,805, respectively. The fair value of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2003 and December 31, 2002 was $34,452,736 and $14,257,357, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                       SMITH BARNEY AAA ENERGY FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2003
                                  (Unaudited)
                                  (Continued)

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

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

     The majority of these instruments mature within one year of June 30, 2003. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master, cash and interest receivable. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. In the second quarter of 2003, the Master experienced a cumulative loss of approximately 22%. This loss was primarily attributable to extraordinary price activity in U.S. natural gas markets at the end of February which led to losses in the Master's energy market positions. The Masters' liquidity was not hindered as a result of these market movements.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2003, Partnership capital decreased 26.6% from $181,851,658 to $133,527,866. This decrease was attributable to net loss from operations of $39,436,212 coupled with redemptions of 4,679.0527 Units resulting in an outflow of $8,887,580. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2003, the Master's capital decreased 19.7% from $350,283,453 to $281,329,159. This decrease was attributable to net loss from operations of $73,631,905, coupled with redemptions of 28,881.9927 Units totaling $38,872,082 and distribution of interest of $1,629,621 to the Partnerships, which was partially offset by the additions of 32,329.8028 Units totaling $45,179,314. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts . Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

Results of Operations

     During the Partnership's second quarter of 2003, the net asset value per unit increased 17.6% from $1,732.28 to $2,036.34 as compared to an increase of 9.8% in the second quarter of 2002. The Partnership experienced a net trading gain in the second quarter of 2003 of $20,845,627. Gains were primarily attributable to the Master's trading of commodity futures in energy swaps, NYMEX Crude Oil and and NYMEX Natural Gas and were partially offset by losses in NYMEX IPE Brent Crude Oil, NYMEX Unleaded Gas and NYMEX Heating Oil. The Partnership experienced a net trading gain in the second quarter of 2002 of $19,712,863. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Natural Gas, NYMEX Crude Oil, NYMEX Unleaded and NYMEX Heating Oil and were partially offset by losses in energy swaps, IPE Brent Crude Oil and IPE Gas Oil.

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

     Interest income on 80% of the Partnership's average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master assets in cash and/or place all of the Master assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income received from the Master for the three and six months ended June 30, 2003 decreased by $322,591 and $441,012, respectively, as compared to the corresponding periods in 2002. The decrease in interest income is primarily due to a decrease in interest rates during the three months ended June 30, 2003 as compared to 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2003 and 2002 decreased by $238,075 and $263,838, respectively, as compared to the corresponding periods in 2002. The decrease in management fees is due to a decrease in assets during the three months ended June 30, 2003.

     Special limited partner allocations are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2003 and 2002.

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

     Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2003 and the highest and lowest value at any point during the three and six months ended June 30, 2003. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2003 , the Master's total capitalization was $281,329,159. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.


                           June 30, 2003
                            (Unaudited)
                                                      Quarter Ended
                                                       June 30, 2003              Year to Date
Market                Value at   % of Total      High Value     Low Value    High Value  Low Value
Sector                 Risk    Capitalization     at  Risk       at  Risk      at Risk     at  Risk
-------------------------------------------------------------------------------------------------------

Energy              $26,506,562      9.42%       $36,271,946   $22,945,524   $131,820,411  $22,945,524
Energy Swaps          4,600,000      1.64%         6,200,000     2,700,000     33,232,031      900,000
                   ------------     ------
Total               $31,106,562     11.06%
                   ============     ======


Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2003, Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings -

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.

Enron

On July 28, 2003, Citigroup entered into a final settlement agreement with the Securities and Exchange Commission ("SEC") to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Additional Actions Several additional actions, previously identified, have been consolidated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. Also, in July 2003, an action was brought by purchasers in the secondary market of Enron bank debt against Citigroup, Citibank, Citigroup Global Markets Inc. ("CGM"), and others, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty.

Research

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the April 28, 2003 settlement with the SEC, the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE") and the New York Attorney General (the "Research Settlement"). The West Virginia Attorney General alleges that the firms violated the West
Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoena and letters.

In April 2003, to effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. The Final Judgment has not yet been entered by the court, and the court has asked for certain additional information. Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement; and in May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. CGM is currently in discussion with various of the states with respect to completion of the state components of the Research Settlement. Payment will be made in conformance with the payment provisions of the Final Judgment.

WorldCom, Inc.

On May 19, 2003, a motion to dismiss an amended complaint in the WorldCom, Inc. Securities Litigation was denied.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas, brought by purchasers of publicly traded debt and equity securities of Dynegy Inc., was amended to add Citigroup, Citibank and CGM, as well as other banks, as defendants. The plaintiffs allege violations of the federal securities laws against the Citigroup defendants.

Adelphia Communications Corporation
-----------------------------------

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The Complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Company Holding Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages.

In addition, Salomon Smith Barney Inc. (predecessor of Citigroup Global Markets Inc.) is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaints seek unspecified damages.

Other

MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.
--------------------------------------------------------
In July 2003, CGM's motion for summary judgment was granted.

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

     (a) Exhibit - 31.1 - Rule 13a-14(a)/15d-14(a) Certifications (Certifications of President and Director) Exhibit - 31.2 - Rule 13a-14(a)/15d-14(a) Certifications (Certifications of Chief financial Officer and Director)

          Exhibit - 32.1 - Section 1350 Certifications (Certification of President and Director).

          Exhibit - 32.2 - Section 1350 Certifications (Certification of Chief Financial Officer and Director).

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



By:  /s/ David J. Vogel
         David J. Vogel, President and Director


Date:        8/14/03

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Citigroup Managed Futures LLC
           (General Partner)



By:  /s/ David J. Vogel
         David J. Vogel, President and Director


Date:        8/14/03



By:  /s/ Daniel R. McAuliffe, Jr.
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and
         Director

Date:        8/14/03

                                                                    Exhibit 31.1
                                 CERTIFICATIONS

I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smith Barney AAA Energy Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003


                                              /s/  David J. Vogel
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

                                                                    Exhibit 31.2
                                 CERTIFICATIONS

I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smith Barney AAA Energy Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003


                                     /s/    Daniel R. McAuliffe, Jr.
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                   Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection  with the  Quarterly  Report of Smith Barney AAA Energy
Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J. Vogel
David J. Vogel
Citigroup Managed Futures LLC
President and Director

August 14, 2003

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection  with the  Quarterly  Report of Smith Barney AAA Energy
Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

August 14, 2003