Form 10-Q
period 2003-09-30
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2003-11-13
CIK 1057051

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003

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

                                                          Yes __X__ No _____

                        SMITH BARNEY AAA ENERGY FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                             Page
                                                            Number

PART I - Financial Information:

    Item 1.  Financial Statements:

             Statements of Financial Condition at
             September 30, 2003 and December 31,
             2002 (unaudited).                                 3

             Statements of Income and Expenses
             and Partners' Capital for the three
             and nine months ended September 30,
             2003 and 2002 (unaudited).                        4

             Notes to Financial Statements,
             including the Financial Statements
             of SB AAA Master Fund LLC (unaudited).         5 - 17

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations.                                   18 - 21

    Item 3.  Quantitative and Qualitative
             Disclosures about Market Risk                 22 - 23

    Item 4.  Controls and Procedures                          24

PART II - Other Information                                   25

                                     PART I
                          Item 1. Financial Statements

                    Smith Barney AAA Energy Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                                   September 30, December 31,
                                                                       2003          2002
                                                                  -------------  -------------
Assets:

  Investment in Master, at fair value                              $133,797,046   $194,537,976
  Cash                                                                    3,859          5,181
                                                                   ------------   ------------
                                                                    133,800,905    194,543,157
Interest receivable                                                          --        154,185
                                                                   ------------   ------------
                                                                   $133,800,905   $194,697,342
                                                                   ============   ============

Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Management fees                                                      $219,932       $330,695
  Other                                                                   8,983         13,813
Redemptions payable                                                   1,342,999     12,501,176
                                                                   ------------   ------------
                                                                      1,571,914     12,845,684
                                                                   ------------   ------------
Partners' Capital:
  General Partner, 913.9790  Unit equivalents
    outstanding in 2003 and 2002                                      1,885,767      2,365,908
  Limited Partners, 63,173.7767 and 69,337.6030 Redeemable Units
    of Limited Partnership Interest
    outstanding in 2003 and 2002, respectively                      130,343,224   $179,485,750
                                                                   ------------   ------------
                                                                    132,228,991    181,851,658
                                                                   ------------   ------------
                                                                   $133,800,905   $194,697,342
                                                                   ============   ============

See Accompanying Notes to Unaudited Financial Statements.

                        SMTIH BARNEY AAA ENERGY FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                 September 30,
                                                                     2003           2002             2003             2002
                                                                -----------------------------     -----------------------------
Income:
  Realized gains (losses) on closed positions from Master         $5,394,158      $19,148,810     $(42,967,004)     $58,811,352
  Change in unrealized gains (losses)  on open
   positions from Master                                          (2,278,610)      (8,860,519)      12,139,092        3,008,513
  Interest income allocated from Master                              238,868          605,568          912,409        1,714,121
  Expenses allocated from Master                                    (863,962)      (2,389,609)      (5,613,066)     (10,496,655)
                                                               -------------    -------------    -------------    -------------
                                                                   2,490,454        8,504,250      (35,528,569)      53,037,331
                                                               -------------    -------------    -------------    -------------
Expenses:
  Management fees                                                    673,527          904,785        2,036,711        2,531,807
  Other expenses                                                      64,797           31,165          118,802          124,506
                                                               -------------    -------------    -------------    -------------
                                                                     738,324          935,950        2,155,513        2,656,313
                                                               -------------    -------------    -------------    -------------
  Net income  (loss)                                               1,752,130        7,568,300      (37,684,082)      50,381,018
  Additions  - Limited Partner                                            --               --               --        5,862,000
  Redemptions -Limited Partner                                    (3,051,005)      (3,180,353)     (11,938,585)      (7,045,324)
  Allocation to the Special Limited Partner                               --       (1,392,546)              --       (9,733,380)
                                                               -------------    -------------    -------------    -------------
  Net (decrease) increase in Partners' capital                    (1,298,875)       2,995,401      (49,622,667)      39,464,314
Partners' capital, beginning of period                           133,527,866      171,356,734      181,851,658      134,887,821
                                                               -------------    -------------    -------------    -------------
Partners' capital, end of period                                $132,228,991     $174,352,135     $132,228,991     $174,352,135
                                                                ============      ===========      ===========      ===========
Net asset value per Unit
  (64,087.7557 and 71,125.7567 Redeemable Units outstanding
  at September 30, 2003 and 2002, respectively)                    $2,063.25        $2,451.32        $2,063.25        $2,451.32
                                                                ============      ===========      ===========      ===========
Net income (loss) per Redeemable Unit of Limited Partnership
  Interest and General Partner Redeemable Unit equivalent             $26.91           $86.93         $(525.33)         $554.09
                                                                ============      ===========      ===========       ===========

See Accompanying Notes to Unaudited Financial Statements.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

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

     Effective September 1, 2001, the Partnership transferred substantially all of its assets (including unrealized depreciation of $(7,323,329) in exchange for 128,539.1485 Units and a fair value of $128,539,149 as a tax-free transfer to the SB AAA Master Fund LLC, a New York limited liability company (the "Master"). The Master was formed in order to permit accounts managed now or in the future by AAA Capital Management, Inc. (the "Advisor") using the energy with swaps program, the Advisor's proprietary trading program, to invest together in one trading vehicle. In addition, the Advisor is a Special Limited Partner of the Partnership, an employee of CGM and a related party. Individual and pooled accounts currently managed by AAA, including the Partnership (collectively, the "Feeder Funds"), are permitted to be non-managing members of the Master. The General Partner and AAA believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

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



                                                                     (Continued)

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued

     As of September 30, 2003, the Partnership owns approximately 47.5% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition, Statement of Income and Expenses and Members' Capital and Condensed Schedule of Investments are included herein.

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

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2003 and December 31, 2002 and the results of its operations for the three and nine months ended September 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.


     Certain prior period amounts have been reclassified to conform to current year presentation.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

     The Master's Statements of Financial Condition as of September 30, 2003 and December 31, 2002, Condensed Schedules of Investments as of September 30, 2003 and December 31, 2002 and its Statements of Income and Expenses and Members' Capital for the three and nine months ended September 30, 2003 and 2002 are presented below:

                             SB AAA Master Fund LLC
                        Statements of Financial Condition
                                   (Unaudited)

                                        September 30,    December 31,
                                            2003             2002

Assets:
Equity in commodity futures trading
 account:
Cash (restricted $25,465,159 and
 $53,522,255, respectively)             $262,575,170   $330,218,077
Net unrealized appreciation
 on open  positions                        6,303,842      9,188,483
Unrealized appreciation on
 open swaps positions                     33,482,194     38,011,771
Commodity options owned, at fair
 value (cost $32,963,177 and
 $63,879,907, respectively)               33,691,360     83,252,102
                                         336,052,566    460,670,433
                                         -----------    -----------
Due from brokers                             489,055     12,595,792
Interest receivable                          180,564          6,712
                                         -----------    -----------
                                        $336,722,185   $473,272,937
                                         ===========    ===========
Liabilities and Members' Capital:
Liabilities:
 Unrealized depreciation on open
  swap positions                         $17,897,668    $48,470,222
 Commodity options written, at
    market value (premium $44,320,523
    and $59,666,185, respectively)        34,673,623     67,724,777
Accrued Expenses:
   Commissions                             1,904,325      5,210,167
   Professional fees                               4         20,117
   Due to brokers                            657,700      1,541,223
   Due to CGM                                 22,978         22,978
   Distribution Payable                      174,830              -
                                         -----------    -----------
                                          55,331,128    122,989,484

Members' Capital:
 Members' Capital, 215,995.4878 and
  216,355.0521 Units outstanding
  in 2003 and 2002, respectively         281,391,057    350,283,453
                                         -----------    -----------
                                        $336,722,185   $473,272,937
                                         ===========    ===========

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                               September 30, 2003
                                   (Unaudited)

                           Number of
Sector                      Contracts               Contract                                                       Fair Value
--------------    ------------------------------    ----------------------------------                     -------------------
Energy                                              Futures contracts purchased 0.33%                                $ 917,999
                                                    Futures contracts sold 1.95%                                     5,385,843
                                                                                                           --------------------
                                                      Total futures contracts 2.28%                                  6,303,842

                                                    Options owned 11.97%
                              4,084                 NYMEX Natural Gas Put 7.73%  Nov. 03 - Oct 04                   21,740,320
                                                    Other 4.24%                                                     11,951,040
                                                                                                           --------------------
                                                                                                                    33,691,360


                                                    Options written (12.32)%
                              7,842                 NYMEX Natural Gas Call (7.79)% Aug 03 - Dec 04                 (21,926,650)
                                                    Other (4.53)%                                                  (12,746,973)
                                                                                                           --------------------
                                                                                                                   (34,673,623)


                                                    Unrealized appreciation on Swaps contracts 11.90%
                                                    HH Natural Gas  6.86%                                           19,305,725
                                                    Other 5.04%                                                     14,176,469
                                                                                                           ---------------------
                                                                                                                    33,482,194

                                                    Unrealized depreciation on Swaps contracts  (6.36)%
                                                    NYMEX Natural Gas                                              (17,897,668)
                                                                                                           --------------------
              Total Energy 7.47%                                                                                  $ 20,906,105
                                                                                                           ====================

Total Fair Value 7.47%

                                                      Investment at             % of Investment at
  Country Composition                                   Fair Value                 Fair Value
  --------------------                                -------------             -------------------

  United Kingdom                                       $ (1,532,097)                 (7.33)%
  United States                                          22,438,202                 107.33
                                                       -------------                -------
                                                       $ 20,906,105                 100.00 %
                                                      ==============                 =====

Percentages are based on Members' Capital unless otherwise indicated

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2002

                                 Number of                       Contract                                         Fair Value
Sector                           Contracts
Energy                                            Futures contracts purchased 17.92%
                                     6,228        IPE Gas Oil 5.45% Jan. - Feb. 2003                               $19,089,003
                                                  Other 12.47%                                                      43,677,214
                                                                                                                    ------------
                                                                                                                    62,766,217

                                                  Futures contracts sold (15.30)%
                                    13,454        NYMEX Light Sweet Crude Oil (7.22)% Feb. 03 - June 04            (25,271,391)
                                     7,578        NYMEX Natural Gas (6.05)% Feb. 03 - Feb. 04                      (21,203,640)
                                                  Other (2.03)%                                                     (7,102,703)
                                                                                                                   ------------
                                                                                                                   (53,577,734)

                                                  Options owned 23.77%
                                     7,293        NYMEX Natural Gas Call 10.40% Feb. 03 - June 03                   36,430,400
                                     5,325        NYMEX Natural Gas Put 5.37% Feb. 03 - June 03                     18,812,110
                                                  Other 8.00%                                                       28,009,592
                                                                                                                    ------------
                                                                                                                    83,252,102

                                                  Options written (19.33)%
                                    12,086        NYMEX Light Sweet Crude Call (6.90)% Feb. 03 - June 03           (24,193,640)
                                                  Other (12.43)%                                                   (43,531,137)
                                                                                                                   ------------
                                                                                                                   (67,724,777)

                                                  Unrealized appreciation on Swaps contracts 10.85%
                                     3,354        NYMEX Natural Gas 5.46%                                           19,130,237
                                                  Other 5.39%                                                       18,881,534
                                                                                                                    ------------
                                                                                                                    38,011,771

                                                  Unrealized depreciation on Swaps contracts (13.84)%
                                     1,809        NYMEX Natural Gas (5.17)%                                        (18,107,814)
                                                  Other (8.67)%                                                    (30,362,408)
                                                                                                                    ------------
                                                                                                                   (48,470,222)
                                                                                                                    ------------
    Total Energy 4.07%                                                                                              14,257,357
                                                                                                                    ------------
Total Fair Value 4.07%                                                                                             $14,257,357
                                                                                                                    ===========
                              Investments at   % of Investments at
   Country Composition         Fair Value         Fair Value
   --------------------        -----------      ---------------

   United Kingdom              $25,728,485         180.46%
   United States               (11,471,128)        (80.46)
                              ------------         ------
                               $14,257,357         100.00%
                              ============         =======

Percentages are based on Members' Capital unless otherwise indicated.

See Accompanying Notes to Financial Statements.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (UNAUDITED)

                             SB AAA MASTER FUND LLC
             STATEMENTS OF INCOME AND EXPENSES AND MEMBERS' CAPITAL
                                   (UNAUDITED)


                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                 September 30,
                                                                     2003           2002             2003             2002
                                                                -----------------------------     -----------------------------

Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions                        $11,364,220      $32,530,758     $(81,204,492)     $75,347,319
  Change in unrealized gains (losses) on open
   positions                                                          (4,834,883)     (14,289,808)      22,219,816       (1,542,837)
                                                                   -------------    -------------    -------------    -------------
  Net realized and unrealized  gains (losses)                          6,529,337       18,240,950      (58,984,676)      73,804,482
  Interest income                                                        527,067          694,206        1,946,481        1,934,222
                                                                   -------------    -------------    -------------    -------------
                                                                       7,056,404       18,935,156      (57,038,195)      75,738,704
                                                                   -------------    -------------    -------------    -------------
Expenses:
  Brokerage commissions including clearing fees
  of $398,062, $606,653, $1,434,608 and $1,098,861, respectively       1,638,456        4,705,739       11,424,814       12,227,265
  Professional fees                                                      195,727            9,399          214,218           27,685
                                                                   -------------    -------------    -------------    -------------
                                                                       1,834,183        4,715,138       11,639,032       12,254,950
                                                                   -------------    -------------    -------------    -------------
  Net income  (loss)                                                   5,222,221       14,220,018      (68,677,227)      63,483,754
                                                                  -------------    -------------    -------------    -------------
   Additions                                                           6,258,158      122,115,230       51,437,472      133,277,647
   Redemptions                                                       (10,907,469)      (7,953,501)     (49,779,551)     (20,461,187)
   Distributions                                                        (511,012)        (673,613)      (1,873,090)      (1,890,174)
                                                                   -------------    -------------    -------------    -------------
  Net increase (decrease) in Members' Interest                            61,898      127,708,134      (68,892,396)     174,410,040
Members' capital, beginning of period                                281,329,159      198,916,629      350,283,453      152,214,723
                                                                   -------------    -------------    -------------    -------------
Members' capital, end of period                                     $281,391,057     $326,624,763     $281,391,057     $326,624,763
                                                                    ============      ===========      ===========       ===========
Net asset value per Unit
  (215,995.4878 and 214,373.0803 Units outstanding at
    September 30, 2003 and 2002, respectively)                         $1,302.76        $1,523.63        $1,302.76        $1,523.63
                                                                     ============      ===========      ===========       =========
Net income (loss) per Unit of Member Interest                             $24.07           $65.15         $(309.06)         $423.21
                                                                    ============      ===========      ===========       ===========

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


2.       Financial Highlights:

     Changes in net asset value per Redeemable Unit for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                                THREE-MONTHS ENDED              NINE-MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                  2003          2002            2003            2002
                                              -----------------------        ------------------------
Net realized and unrealized
  gains(losses) *                            $   35.99     $   111.15        $ (505.23)     $  699.66
Interest income                                   3.66           8.42            13.45          23.49
Expenses  **                                    (12.74)        (32.64)          (33.55)       (169.06)
                                                ------        -------         ---------       --------
Increase(decrease) for period                    26.91          86.93          (525.33)        554.09
Net Asset Value per Redeemable
 Unit, beginning of period                    2,036.34       2,364.39         2,588.58       1,897.23
                                              --------        -------         ---------       --------
Net Asset Value per Redeemable
 Unit, end of period                         $2,063.25      $2,451.32        $2,063.25      $2,451.32
                                              ========       ========         ========       ========



*       Includes expenses allocated from Master.
**      Excludes expenses allocated from Master.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


Financial Highlights continued:

                                                THREE-MONTHS ENDED              NINE-MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                  2003          2002            2003          2002
                                              -----------------------        ------------------------
Ratio to average net assets: ***

Net investment loss before
 incentive fees  ****                             (3.9)%       (6.3)%         (6.8)%        (9.6)%
                                                ========      ======         =======        ========


   Operating expenses                              4.8%         7.8%           7.5%         11.0%
   Incentive fee allocation                        0.0%         3.3%           0.0%          8.2%
                                                --------      -------        ---------    --------
   Total expenses and incentive fee
    allocation                                     4.8%        11.1%           7.5%         19.2%
                                                ========      ======         =======        ========

Total return:

   Total return before incentive fee
    allocation                                     1.3%         4.5          (20.3)%        36.4%
   Incentive fee allocation                        0.0%        (0.8)%          0.0%         (7.2)%
                                                --------      -------      ---------       --------
   Total return after incentive fee allocation     1.3%         3.7%         (20.3)%        29.2%
                                                ========      ======         =======        ========

***      Annualized
****     Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


Financial Highlights from the Master:

         Changes in net asset value per Unit for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                                THREE-MONTHS ENDED              NINE-MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                  2003          2002            2003          2002
                                              -----------------------        ------------------------


Net realized and unrealized
  gains(losses)*                                 $   22.68     $   61.95       $ (317.27)    $  414.30
Interest income                                       2.44          3.24            9.01          9.02
Expenses**                                           (1.05)        (0.04)          (0.80)        (0.11)
                                                    --------      -------      ---------       --------
Increase(decrease) for period                        24.07         65.15         (309.06)       423.21

Distributions                                        (2.37)        (3.14)          (8.67)        (8.82)

Net Asset Value per Unit,
 beginning of period                              1,281.06      1,461.62        1,620.49      1,109.24
                                                   ========      ======         =======        ========

Net Asset Value per Unit,
 end of period                                   $1,302.76     $1,523.63       $1,302.76     $1,523.63
                                                   ========      ======         =======        ========

*  Includes brokerage commissions.
** Excludes brokerage commissions.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)


Financial Highlights of the Master:

                                                THREE-MONTHS ENDED              NINE-MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                  2003          2002            2003          2002
                                              -----------------------        ------------------------


Ratio to average net assets: *

  Net investment loss **                         (2.1)%        (6.6)%           (4.4)%       (6.4)%

  Operating expenses                              2.6%          6.7%             4.9%         7.7%



Total return                                      1.8%          4.5%           (19.3)%       38.1%


*  Annualized

**    Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

3.       Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests the majority of its assets through a "master fund/feeder fund" structure. The results of the Partnership's investment in the Master are shown in the Statements of Income and Expenses and Partners' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The respective Customer Agreement between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the nine and twelve months ended
September 30, 2003 and December 31, 2002, respectively, based on a monthly calculation, were assets of $44,681,256 and $13,217,805, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2003 and December 31, 2002 were assets of $20,906,105 and $14,257,357, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

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

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

     The majority of these instruments mature within one year of September 30, 2003. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master, cash and interest receivable. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. In the first quarter of 2003, the Master experienced a cumulative loss of approximately 22%. This loss was primarily attributable to extraordinary price activity in U.S. natural gas markets at the end of February which led to losses in the Master's energy market positions. The Masters' liquidity was not hindered as a result of these market movements.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2003, Partnership capital decreased 27.3% from $181,851,658 to $132,228,991. This decrease was attributable to net loss from operations of $37,684,082 coupled with redemptions of 6,163.8263 Redeemable Units resulting in an outflow of $11,938,585. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2003, the Master's capital decreased 19.7% from $350,283,453 to $281,391,057. This decrease was attributable to net loss from operations of $68,677,227, coupled with redemptions of 37,354.7361 Units totaling $49,779,551 and distribution of interest of $1,873,090 to the Partnerships, which was partially offset by the addition of 37,191.8136 Units totaling $51,437,472. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

     During the Partnership's third quarter of 2003, the net asset value per Redeemable Unit increased 1.3% from $2,036.34 to $2,063.25 as compared to an increase of 3.7% in the third quarter of 2002. The Partnership experienced a net trading gain in the third quarter of 2003 of $2,490,454. Gains were primarily attributable to the Master's trading of commodity futures in energy swaps, NYMEX Crude Oil, NYMEX Heating Oil and and NYMEX Natural Gas and were partially offset by losses in IPE Brent Crude Oil and NYMEX Unleaded Gas. The Partnership experienced a net trading gain in the third quarter of 2002 of $8,504,250. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Natural Gas, NYMEX Crude Oil, NYMEX Unleaded gas and NYMEX Heating Oil and were partially offset by losses in energy swaps, IPE Brent Crude Oil and IPE Gas Oil.

     During the nine months ended September 30, 2003, the Partnership's net asset value per Unit decreased 20.3% from $2,588.58 to $2,063.25 as compared to an increase of 29.2% in the nine months ended September 30, 2002. The Partnership experienced a net trading loss in the nine months ended September 30, 2003 of $35,528,569. Losses were primarily attributable to the Master's trading of commodity futures in NYMEX Natural Gas, NYMEX Unleaded Gas and NYMEX Heating Oil were partially offset by gains in NYMEX Crude Oil and IPE Brent Crude Oil. The Partnership experienced a net trading gain in the nine months ended September 30, 2002 of $53,037,331. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Natural Gas, NYMEX Crude Oil and IPE Brent Crude Oil and were partially offset by losses in NYMEX Unleaded Gas and NYMEX Heating Oil.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and the Master Fund) depends on the Advisor's ability to forecast price changes in energy and energy related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extend that the advisor correctly makes such forecasts, the Partnership (and the Master Fund) expects to increase capital through operations.

     Interest income on 80% of the Partnership's average daily equity as allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master assets in cash and/or place all of the Master assets in 90-day Treasury bills and pay the Partnership 80%, its allocated share of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from the Master for the three and nine months ended September 30, 2003 decreased by $366,700 and $801,712, respectively, as compared to the corresponding periods in 2002. The decrease in interest income is primarily due to a decrease in interest rates during the three and nine months ended September 30, 2003 as compared to 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2003 and 2002 decreased by $231,258 and $495,096, respectively, as compared to the corresponding periods in 2002. The decrease in management fees is due to a decrease in assets during the three and nine months ended September 30, 2003.

     Special limited partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and nine months ended September 30, 2003. Trading profits for the three and nine months ended September 30, 2002 resulted in a profit share allocation of $1,392,546 and $9,733,380, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2003 and the highest and lowest value at any point during the three and nine months ended September 30, 2003. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2003 , the Master's total capitalization was $281,391,057. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.


                               September 30, 2003
                                   (Unaudited)

                                                                     Year  to  Date
                                                          ------------------------------------------
                                        % of Total         High                Low           Average
Market Sector       Value at Risk   Capitalization      Value at Risk      Value at Risk  Value at Risk

Energy                 $18,415,548       6.54%           $131,820,411       $12,880,254     $39,599,399
Energy Swaps            5,727,000        2.04%             33,232,031           900,000       8,473,995
                      -----------       ------
Total                 $24,142,548        8.58%
                      ===========       ======

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2003, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 and our Current Report on Form 8-K dated April 28, 2003.

ENRON

TITTLE, ET AL. v. ENRON CORP., ET AL.

     On September 30, 2003, all of the claims against Citigroup in this litigation were dismissed. Additional Actions

     Several additional actions, previously identified, have been consolidated or coordinated with the Newby action and are stayed, except with respect to certain discovery, until after the court's decision on class certification. In addition, on August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup, CGM and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed an adversary proceeding in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, CGM and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup, CGM and other entities have filed against Enron.

Research

     In connection with the global research settlement, on October 31, 2003, final judgment was entered against CGM and nine other investment banks. In addition, CGM has entered into separate settlement agreements with numerous states and certain U.S. territories.

WORLDCOM

     Citigroup and/or CGM are now named in approximately 35 individual state court actions brought by pension funds and other institutional investors based on underwriting of debt securities of WorldCom. Most of these actions have been removed to federal court and transferred to the United States District Court for the Southern District of New York for centralized pretrial hearings with other WorldCom actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

OTHER

     On November 3, 2003, the United States District Court for the Southern District of New York granted the Company's motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws by CGM and other investment banks in connection with the allocation of shares in initial public offerings underwritten by such parties.

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


Date:        11/13/03

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Citigroup Managed Futures LLC
     (General Partner)



By:  /s/ David J. Vogel
         David J. Vogel, President and Director


Date:        11/13/03



By:  /s/ Daniel R. McAuliffe, Jr.
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and
         Director

Date:        11/13/03

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003


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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003


                                     /s/   Daniel R. McAuliffe, Jr.
                                           Daniel R. McAuliffe, Jr.
                                           Citigroup Managed Futures LLC
                                           Chief Financial Officer and Director

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney AAA Energy Fund L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J. Vogel
David J. Vogel
Citigroup Managed Futures LLC
President and Director

November 13, 2003

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney AAA Energy Fund L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 13, 2003