Form 10-Q/A
period 2003-09-30
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2003-11-14
CIK 1057051

SMITH BARNEY AAA ENERGY FUND L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                               September 30, 2003
                                   (Unaudited)

                           Number of
Sector                      Contracts               Contract                                                       Fair Value
--------------    ------------------------------    ----------------------------------                     -------------------
Energy                                              Futures contracts purchased 0.33%                                $ 917,999
                                                    Futures contracts sold 1.91%                                     5,385,843
                                                                                                           --------------------
                                                      Total futures contracts 2.24%                                  6,303,842

                                                    Options owned 11.97%
                              4,084                 NYMEX Natural Gas Put 7.73%  Nov. 03 - Oct 04                   21,740,320
                                                    Other 4.24%                                                     11,951,040
                                                                                                           --------------------
                                                                                                                    33,691,360


                                                    Options written (12.32)%
                              7,842                 NYMEX Natural Gas Call (7.79)% Aug 03 - Dec 04                 (21,926,650)
                                                    Other (4.53)%                                                  (12,746,973)
                                                                                                           --------------------
                                                                                                                   (34,673,623)


                                                    Unrealized appreciation on Swaps contracts 11.90%
                                                    HH Natural Gas  6.86%                                           19,305,725
                                                    Other 5.04%                                                     14,176,469
                                                                                                           ---------------------
                                                                                                                    33,482,194

                                                    Unrealized depreciation on Swaps contracts  (6.36)%
                                                    NYMEX Natural Gas                                              (17,897,668)
                                                                                                           --------------------
              Total Energy 7.43%                                                                                  $ 20,906,105
                                                                                                           ====================

Total Fair Value 7.43%

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