Form 10-K
period 2003-12-31
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2004-03-15
CIK 1057051

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

Commission File Number 000-25921

                        SMITH BARNEY AAA ENERGY FUND L.P.
             (Exact name of registrant as specified in its charter)

            New York                                        13-3986032
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

                        c/o Citigroup Managed Futures LLC
                           399 Park Avenue. - 7th Fl.
                            New York, New York 10022
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act: Redeemable Units of
                                                            Limited Partnership
                                                            Interest
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes X       No
                                            ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                        Yes X       No
                                            ---
Limited Partnership Redeemable Units with an aggregate value of $131,666,694 were outstanding and held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter.



As of February 29, 2004, 59,268.9716 Limited Partnership Redeemable Units were outstanding.

                          DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                        PART I

Item 1.  Business.

          (a) General development of business. Smith Barney AAA Energy Fund L.P. (the "Partnership") is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York. The objective of the Partnership is to achieve substantial appreciation of its assets through speculative trading, directly or indirectly, in commodity interests generally including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind, but initially it traded solely energy and energy related products. In addition, the Partnership may enter into swap contracts on energy related products (together with other traded futures and options contracts, the "Commodity Interests"). The Partnership invests all of its assets in SB AAA Master Fund LLC, a New York Limited Liability Company (the "Master"). The Commodity Interests that are traded by the Master are volatile and involve a high degree of market risk. During the initial offering period (February 12, 1998 through March 15, 1998) the Partnership sold 49,538 redeemable units of Limited Partnership in the Partnership ("Redeemable Units"). The Partnership commenced its Commodity Interest trading activities on March 16, 1998. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. Sales and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2003, 2002 and 2001 are reported in the Statement of Partners' Capital on page F-7 under "Item 8. Financial Statements and Supplementary Data."

          The Partnership will be liquidated upon the first to occur of the following: December 31, 2018; if the net asset value per Redeemable Unit falls below $400 as of the close of business on any business day or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").

          Effective September 1, 2001, the Partnership allocated substantially all of its capital to the Master. With this cash, the Partnership purchased 128,539.1485 Units of the Master with a fair value of $128,539,149 (including unrealized appreciation of $7,323,329). The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management, Inc. ("AAA") (the "Advisor") using the Energy with Swaps Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership and the managing member (the "Managing Member") of the Master. The General Partner and the Advisor believe that trading through the master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

          At December 31, 2003 and 2002, the Partnership owns 47.6% and 55.5%, respectively of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

          Citigroup Global Markets Inc.  ("CGM"),  formerly Salomon Smith Barney

     Inc., acts as the Partnership's and the Master Fund's commodity broker. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

          The Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

          Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors.

          The General Partner has entered into a management agreement (the "Management Agreement") with the Advisor who will make all commodity trading decisions for the Partnership. Mr. A. Anthony Annunziato is an employee of CGM. The Advisor is not responsible for the organization or operation of the Partnership.

          Prior to August 31, 2001, pursuant to the terms of the Management Agreement, the Partnership was obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. Effective September 1, 2001, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated by the Master. The Advisor has agreed to pay one half of its management fee to CGM for services it provides in connection with the Advisor. In addition, the Advisor is a Special Limited Partner of the Partnership and receives an annual profit share allocation to its capital account in the Partnership equal to 20% of New Trading Profits (as defined in the Management Agreement) earned on behalf of the Partnership during each calendar year in the form of Special Limited Partner Units.

          Prior  to  August  31,  2001,  the  Customer   Agreement  between  the
     Partnership and CGM (the "Customer Agreement") provided that the Partnership pay CGM brokerage commissions at $18 per round turn for futures and swap transactions and $9 per half turn for options. The brokerage fee was inclusive of floor brokerage. In addition, the Partnership paid CGM for National Futures Association ("NFA") fees, as well as exchange, clearing, user and give-up fees. Effective September 1, 2001, all brokerage commissions, exchange, clearing, user, give-up, and NFA fees will be borne by the Master and allocated to the Partnership through its investment in the Master. CGM pays a portion of its brokerage fees to its financial consultants who have sold Redeemable Units in this Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. Prior to September 1, 2001, CGM had agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. Effective September 1, 2001, CGM will pay the Partnership interest on 80% of the average daily equity allocated to the Partnership by the Master during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer
     Agreement between CGM and the Master gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

          (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 are set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2003, was $119,522,462.

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

          (e) The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

Item 2.  Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, CGM.

Item 3.  Legal Proceedings

     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Citigroup Global Markets Holding Inc. ("CGMHI") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

     Citigroup Global Markets Inc. ("CGM") is a New York corporation with its principal place of business at 388 Greenwich Street, New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

     There have been no material administrative, civil or criminal actions within the past five years against Citigroup Global Markets (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.

     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Salomon Smith Barney, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. Salomon Smith Barney and the remaining brokerage firms settled with Orange County in mid 1999. Salomon Smith Barney paid $1,333,333 to settle this matter.

     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans sought a determination that Smith Barney Inc. and another underwriter would be responsible for any damages that the City may incur in the event the Internal Revenue Service ("IRS") denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. Salomon Smith Barney has asked the court to dismiss the amended complaints. The court denied the motion but stayed the case. Subsequently, the City withdrew its lawsuit.

     In November 1998, a class action complaint was filed in the U.S. District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including Salomon Smith Barney, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiffs filed a second amended complaint. In November 1999, Salomon Smith Barney moved to dismiss the amended complaint. In May 2001, the parties reached and the court preliminarily approved a tentative settlement. Salomon Smith Barney paid $1,063,457 to settle this matter and in September 2001, the court approved the settlement.

     In connection with the Louisiana and Florida matters, the IRS and the SEC conducted an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions. In April 2000, Salomon Smith Barney and several other broker-dealers entered into a settlement with the IRS and the SEC. Thereafter, the plaintiffs filed voluntary discontinuances.

     In December 1998, Salomon Smith Barney was one of 28 market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, Salomon Smith Barney, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and SEC Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000 and (iii) submit certain policies and procedures to an independent consultant for review.


     In April 2002, numerous class action complaints were filed against Salomon Smith Barney and other investment banks in the U.S. District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the court issued an opinion denying the defendants' motion to dismiss the complaints.

     In April 2002, Citigroup and, in one case, Salomon Smith Barney were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two alleged consolidated class action complaints that were filed in the U.S. District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al.), alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the other action, brought on behalf of current and former Enron employees (Tittle, et al. v. Enron Corp., et al.), alleges violations of ERISA and the Racketeer Influenced and Corrupt Organizations Act, as well as negligence and civil conspiracy. On May 8, 2002, Citigroup and Salomon Smith Barney filed motions to dismiss the complaints. On December 19, 2002, the motions to dismiss the Newby complaint were denied. On September 30, 2003, all of the claims against Citigroup in the Tittle litigation were dismissed.

     Several additional actions, previously identified, have been consolidated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. In addition, on April 17, 2003, an action was brought by two investment firms in connection with purchases of Osprey Trust certificates for alleged violations of federal securities laws and state securities and other laws. Also, in July 2003, an action was brought by purchasers in the secondary market of Enron bank debt against Citigroup, Citibank, Citigroup Global Markets, and others, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty.

     Since April 2002, Salomon Smith Barney and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees, including the NASD Inc. which has raised issues about Salomon Smith Barney's internal e-mail retention practices and research on Winstar Communications, Inc. With respect to Winstar, Salomon Smith Barney has entered into a settlement agreement. Salomon Smith Barney agreed to pay a penalty in the amount of $5 million and did not admit to any wrongdoing. With respect to other such matters, on December 20, 2002, Salomon Smith Barney and a number of other broker/dealers reached a settlement-in-principle with the SEC, the NASD, the New York Stock Exchange (the "NYSE") and the Attorney General of New York of all issues raised in their research, initial public offerings allocation and spinning-related inquiries. In addition, with respect to issues raised by the NASD, the NYSE and the SEC about Salomon Smith Barney's and other firms' e-mail retention practices, Salomon Smith Barney and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. Salomon Smith Barney agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing.

     Since May 2002, Citigroup, Salomon Smith Barney and certain principals and current and former employees have been named as defendants in a number of alleged class action complaints filed by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934 by issuing research reports without reasonable basis and failing to disclose conflicts of interest in connection with published investment research, including Global Crossing, WorldCom, Inc., AT&T, Winstar, Rhythm Net Connections, Level 3 Communications, MetroMedia Fiber Network, XO Communications and Williams Communications Group Inc. Nearly all of these actions are pending before a single judge in the U.S. District Court for the Southern District of New York for coordinated proceedings. The court has consolidated these actions into nine separate categories corresponding to the companies named above.

     Additional actions have been filed against Citigroup and certain of its affiliates, including Salomon Smith Barney, and certain of their current and former directors, officers and employees, along with other parties, including:
(1) three alleged class actions filed in state courts and federal courts on behalf of persons who maintained accounts with Salomon Smith Barney asserting, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions; (2) approximately fifteen actions filed in different state courts by individuals asserting, among other claims, common law claims and claims under state securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing and WorldCom, Inc.; (3) approximately five actions filed in different state courts by pension and other funds asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including WorldCom, Inc. and Qwest Communications International Inc.; and (4) more than two hundred arbitrations asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research.

     In July 2002, Citigroup, Salomon Smith Barney and various of its affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in an alleged class action filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (Hudson Soft Co., Ltd v. Credit Suisse First Boston Corporation, et al.). The complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages.

     Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) three actions brought in state courts by state pension plans for alleged violations of state securities law and common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence and breach of implied duties in connection with the defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of federal securities law, including Section 11 of the Securities Act of 1933, and claims for fraud and misrepresentation; (iv) a series of alleged class actions by purchasers of New Power Holdings common stock alleging violations of federal securities law, including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934;
(v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (ix) an alleged class action brought by clients of Salomon Smith Barney in connection with research reports concerning Enron, alleging breach of contract; (x) actions brought by several investment funds in connection with the purchase of notes and/or certificates of the Osprey Trusts, the Marlin Trust, and the Marlin Water trust, as well as the purchase of other Enron or Enron-related securities, alleging violation of state and federal securities laws, and common law civil conspiracy and fraud; (xi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including
Section 11 of the Securities Act of 1933, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; and
(xii) an action brought by two broker/dealers in connection with the purchase of certain notes, alleging violation of federal and state securities laws. Several of these cases have been consolidated with the Newby action and stayed pending the Court's decision on the pending motions of certain defendants to dismiss Newby. On April 17, 2003, the motion to dismiss the complaints in the putative class actions relating to the New Power Holdings common stock was denied.

     Additionally, Citigroup and certain of its affiliates, including Salomon Smith Barney, have provided substantial information to, and have entered into substantive discussions with, the SEC regarding certain of their transactions with Enron and a transaction with Dynegy Inc. Citigroup and certain of its affiliates, including Salomon Smith Barney, also have received subpoenas and requests for information from various other regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup and its affiliates, including Salomon Smith Barney, are cooperating fully with all such requests.

     On July 28, 2003, Citigroup entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency

("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

     Citigroup and Salomon Smith Barney are involved in a number of lawsuits arising out of the underwriting of debt securities of WorldCom, Inc. These lawsuits include alleged class actions filed in July 2002 by alleged purchasers of WorldCom debt securities in the United States District Court for the Southern District of New York (Above Paradise Investments Ltd. V. Worldcom, Inc., et al.; Municipal Police Employees Retirement System Of Louisiana V. Worldcom, Inc., et al.), and in the United States District Court for the Southern District of Mississippi (Longacre Master Fund V. Worldcom, Inc., et al.). These alleged class action complaints assert violations of federal securities law, including Sections 11 and 12 of the Securities Act of 1933, and seek unspecified damages from the underwriters.

     On October 11, 2002, the Above Paradise and Municipal Police Employees lawsuits filed in the United States District Court for the Southern District of New York were superseded by the filing of a consolidated alleged class action complaint in the United States District Court for the Southern District of New York (In Re Worldcom, Inc. Securities Litigation). In the consolidated complaint, in addition to the claims of violations by the underwriters of the federal securities law, including Sections 11 and 12 of the Securities Act of 1933, the plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by Salomon Smith Barney arising out of alleged conflicts of interest of Salomon Smith Barney and certain of its principals. The plaintiffs continue to seek unspecified compensatory damages. In addition to the consolidated class action complaint, the Southern District of Mississippi class action has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. On May 19, 2003, the motion to dismiss the amended complaint in the WorldCom, Inc. Securities Litigation was denied.

     In addition to the several alleged class actions that have been commenced, certain individual actions have been filed in various federal and state courts against Citigroup and Salomon Smith Barney, along with other parties, concerning WorldCom debt securities including individual state court actions brought by approximately 18 pension funds and other institutional investors in connection with the underwriting of debt securities of WorldCom alleging violations of
Section 11 of the Securities Act of 1933 and, in one case, violations of various state securities laws and common law fraud. Citigroup and/or Salomon Smith Barney are now named in approximately 35 of these individual state court actions. Most of these actions have been removed to federal court and have been transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

     An alleged class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud, which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. In December 2002, the claims against Salomon Smith Barney and the other underwriters were dismissed without prejudice.

     On or about January 27, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the District of New Jersey (In Re AT&T Corporation Securities Litigation) sought permission to amend its complaint on behalf of purchasers of AT&T common stock asserting claims against, among others, AT&T Corporation, to add as named defendants Citigroup, Salomon Smith Barney and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with AT&T in connection with published investment research. By order dated March 27, 2003, the court denied plaintiffs' request to amend their complaint to add as defendants Citigroup, Salomon Smith Barney and certain of their executive officers and current and former employees.

     On or about January 28, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which names as defendants, among others, Citigroup, Salomon Smith Barney and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research.

     On March 5, 2003, an action was brought on behalf of the purchasers of the Yosemite Notes and Enron Credit Linked Notes, alleging violation of federal securities laws.

     On April 9, 2003, an action was brought by a group of related mutual funds that purchased certain Yosemite Notes, alleging violations of state securities laws and common law claims.

     On April 28, 2003, Citigroup Global Markets (formerly known as Salomon Smith Barney) announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices. As part of the settlements, Salomon Smith Barney has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring Salomon Smith Barney from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information and the maintenance of required books and records, and requiring Salomon Smith Barney to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring Salomon Smith Barney to cease and desist from violations of corresponding NASD rules and requiring Salomon Smith Barney to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring Salomon Smith Barney to cease and desist from violations of corresponding NYSE rules and requiring Salomon Smith Barney to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. As required by the settlements, Salomon Smith Barney expects to enter into related settlements with each of the other states, the District of Columbia and Puerto Rico. Consistent with the settlement-in-principle announced in December 2002, these settlements require Salomon Smith Barney to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. Salomon Smith Barney reached these final settlement agreements without admitting or denying any wrongdoing or liability. The settlements do not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the fourth quarter of 2002.

     On June 23, 2003, the West Virginia Attorney General filed an action against Citigroup Global Markets Holdings Inc. and nine other firms that were parties to the April 28, 2003 settlement with the SEC, the NASD, the NYSE and the New York Attorney General (the "Research Settlement"). The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

     In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to Citigroup Global Markets Holdings Inc. requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of Citigroup Global Markets Holdings Inc. Other parties to the Research Settlement have received similar subpoena and letters.

     In April 2003, to effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with Citigroup Global Markets Holdings Inc. in connection with the Research Settlement; and in May 2003, the NYSE advised Citigroup Global Markets Holdings Inc. that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. Citigroup Global Markets Holdings Inc. is currently in discussion with various of the states with respect to completion of the state components of the Research Settlement. Payment will be made in conformance with the payment provisions of the Final Judgment. On October 31, 2003, the Final Judgment was entered against Salomon Smith Barney and nine other investment banks. In addition, Salomon Smith Barney has entered into separate settlement agreements with numerous states and certain U.S. territories.


     On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas, brought by purchasers of publicly traded debt and equity securities of Dynegy, Inc., was amended to add Citigroup, Citibank and Citigroup Global Markets Holdings Inc., as well as other banks, as defendants. The plaintiffs allege violations of the federal securities laws against the Citigroup defendants.

     On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia against certain lenders and investment banks, including Citigroup Global Markets Holdings Inc., Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The Complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Company Holding Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages.

     In addition, Salomon Smith Barney Inc. (predecessor of Citigroup Global Markets Inc.) is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaints seek unspecified damages.

     On August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty.

     On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup, Citigroup Global Markets and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed a preferential proceeding in its Chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, Citigroup Global Markets and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup, Citigroup Global Markets and other entities have filed against Enron.

     In the course of its business, Citigroup Global Markets, as a major futures commission merchant and broker-dealer, is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of Citigroup Global Markets.


Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

                                        PART II

Item 5. Market for Registrant's Common Equity and Related Security Holder
       Matters.

     (a)  Market  Information.  The Partnership has issued no stock. There is no
          public  market  for  the  Redeemable  Units  of  Limited   Partnership
          Interest.

     (b) Holders. The number of holders of Redeemable Units of Partnership Interest as of December 31, 2003, was 1,167.

     (c) Distribution. The Partnership did not declare a distribution in 2003 or 2002.

     (d) Use of Proceeds. The Partnership no longer offers Redeemable units at the net asset value per Redeemable Unit as of the end of each month. For the twelve months ended December 31, 2003, there were no additional sales. For the twelve months ended December 31, 2002, there were additional sales of 3,071.2548 Redeemable Units totaling $5,862,000. For the twelve months ended December 31, 2001, there were additional sales of 25,182.0535 Redeemable Units totaling $40,789,000 and contributions by the General Partner representing 209.6498 Unit equivalents totaling $355,000.

          Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, swaps and forward contracts.

Item 6. Selected Financial Data. The Partnership commenced trading operations on March 16, 1998. Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 and total assets at December 31, 2003, 2002, 2001, 2000 and 1999 were as follows:

                                                2003             2002            2001            2000             1999
                                              -----------      -----------     -----------      -----------    -------------

Net realized and unrealized trading
gains (losses) net of expenses allocated
from Master, brokerage commissions and
clearing fees of $6,760,951,
$15,155,860, $6,777,879, $7,591,291 and
$12,587,354, respectively                    $(45,814,699)     $63,718,803     $35,724,000      $14,488,934    $(4,677,441)


Interest income                                  1,151,191       2,266,446       2,765,985        2,520,294       3,411,756
                                              -----------      -----------     -----------      -----------    -------------
                                             $(44,663,508)     $65,918,185     $38,469,908      $17,009,228    $(1,265,685)
                                             -----------      -----------     -----------      -----------    -------------

Net income (loss) before
Allocation to the Special Limited Partner    $(47,512,039)     $62,361,519     $36,115,307      $15,501,056    $(3,236,003)
                                             -----------      -----------     -----------      -----------    -------------

Allocation to the Special Limited Partner                -      12,019,017       6,669,865        1,831,884               -
                                             -----------      -----------     -----------      -----------    -------------
Net income (loss) available for pro rata
distribution                                 $(47,512,039)     $50,342,502     $29,445,442      $13,669,172    $(3,236,003)
                                             -----------      -----------     -----------      -----------    -------------

Increase (decrease) in Net Asset Value
per Redeemable Unit                              $(680.90)         $691.35         $489.01          $272.65        $(48.76)
                                             -----------      -----------     -----------      -----------    -------------

Total assets                                  $121,366,913    $194,697,342    $144,011,712      $95,783,289     $86,241,742
                                             -----------      -----------     -----------      -----------    -------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Partnership, through its investment in the Master, seeks to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests generally including, commodity futures and commodity option contracts on United States exchanges and certain foreign exchanges and swaps. The Partnership, through its investment in the Master, intends to trade only energy and energy related products, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products), traded on the Chicago Mercantile Exchange, but is authorized to trade commodity futures, swaps and options contracts of any kind. The Partnership has invested all of its assets in the Master. The Advisor is authorized to trade forward contracts on behalf of the Partnership and the Master but does not currently intend to do so (certain swaps that the Advisor trades are, however, the substantial economic equivalent of forward contracts).

     The General Partner/Managing Member manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership's assets to AAA. The Partnership has invested these assets in the Master. The General Partner employs a team of approximately 15 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the
General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership/Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

     Responsibilities of the General Partner/Managing Member include:
     o    due diligence examinations of the Advisor;
     o    selection, appointment and termination of the Advisor;
     o    negotiation of the management agreement; and
     o    monitoring the activity of the Advisor.

     In addition, the General Partner/Managing Member prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with operation of the Partnership/Master. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

     The General Partner/Managing Member shall seek the best prices and services available in its commodity futures brokerage transactions. The General Partner/Managing Member reviews at least annually, the brokerage rates charged to commodity pools similar to the Partnership/Master to determine that the brokerage fee the Partnership/Master pays is competitive with other rates.

     The Partnership's assets allocated to AAA for trading are not invested in commodity interests directly. AAA's allocation of the Partnership's assets is currently invested in the Master. AAA trades the Master's, and thereby the Partnership's, assets in accordance with its Energy with Swaps Program.

     The Master currently trades energy futures contracts and options on energy futures contracts on domestic and international exchanges, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products) traded on the Chicago Mercantile Exchange. The Master also currently engages in swap transactions involving crude oil and other energy related products. References herein to energy and energy related products include all of the foregoing.

     AAA generally bases its trading decisions on "fundamental" factors, namely supply and demand for a particular group or type of commodity. AAA attempts to buy undervalued commodities and sell overvalued commodities, often but not always simultaneously. AAA uses options to attempt either to reduce or define risks.

     AAA is aware of price trends but does not trade upon trends. AAA often takes profits in positions with specific trends even though that trend may still be intact or perhaps even strong. AAA occasionally establishes positions that are countertrend.

     Effective risk management is a crucial aspect of AAA's trading program. Account size, expectation, volatility of the market traded and the nature of other positions taken are all factors in determining the amount of equity committed to each trade. The Master is AAA's largest account.

     (a)  Liquidity.

     The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. Such substantial losses could lead to a material decrease in liquidity.

     In the first quarter of 2003, the Master, and, therefore, the Partnership, experienced a cumulative loss of 25%. This loss was primarily attributable to extraordinary price activity during the first quarter of 2003 in U.S. natural gas and crude oil markets which led to losses in the Master's energy market positions.

     In February 2003, the Master had a short position in the April natural gas futures contract as a partial offset to an overall long position in delivery months later in the year in the same contract. During the last week of February, natural gas prices rose sharply reflecting relatively high short-term demand in the eastern and mid-continental United States along with a reduced ability of natural gas suppliers to deliver natural gas from storage due to low storage inventories. Volatility in the natural gas markets was exacerbated during that period as the markets became relatively illiquid when many traders stayed out of the market to wait for the volatility to pass. During this period, the April natural gas futures contract experienced an upward increase in price of over 50% in two days and related cash market prices experienced a 300% increase in price. Deferred delivery months in the natural gas futures contract did not experience comparable price increases. The spread between the price of the April contract and those of the deferred months changed suddenly and unexpectedly. Such extreme moves generally happen only in exceptionally rare circumstances and can lead to illiquid market conditions.

     In March 2003, volatility struck the crude oil market, and the Master again experienced losses as prices for crude oil dropped over $8.00 per barrel, or 21%, in the course of a week. The Master's and the Partnership's liquidity was not hindered as a result of these market movements as the Master and the Partnership each had adequate cash reserves to absorb market volatility and to meet redemption requests during that period.

     The performance for the year ended December 31, 2003 is discussed in (c) Results of Operations.

     To minimize this risk relating to low margin deposits, the Master follows certain trading policies, including:

     (i) The Master invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

     (ii) The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Master's net assets allocated to the Advisor.

     (iii)The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

     (iv) The Master does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

     (v) The Master does not utilize borrowings except short-term borrowings if the Master takes delivery of any cash commodities.

     (vi) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

     (vii)The Master will not permit the churning of its commodity trading account. The term "churning" refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

     The  Partnership,  through  its  investment  in the  Master,  is  party  to
financial   instruments  with  off-balance  sheet  risk,   including  derivative
financial instruments and derivative commodity instruments.

     The Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments in the normal course of its business. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

     The General Partner/Managing Member monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner/Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also "Item 8. Financial Statements and Supplementary Data" for further information on financial instrument risk included in the notes to financial statements.)

     Other than the risks inherent in commodity futures and swaps trading, the Master knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any business day.

     (b)  Capital Resources.

          (i) The Partnership has made no material commitments for capital expenditures.

          (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.


     The Partnership no longer offers units at the net asset value per Redeemable Unit as of the end of each month. For the twelve months ended December 31, 2003, there were no additional sales. For the year ended December 31, 2002, there were additional sales of 3,071.2548 Redeemable Units totaling $5,862,000. For the year ended December 31, 2001, there were additional sales of 25,182.0535 Redeemable Units totaling $40,789,000 and contributions by the General Partner representing 209.6498 Unit equivalents totaling $355,000.

     No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of a month on 10 business days notice to the General Partner. For the year ended December 31, 2003, 7,598.1992 Redeemable Units were redeemed totaling $14,817,157. For the year ended December 31, 2002, 3,916.9924 Redeemable Units were redeemed totaling $9,240,665 and
4,643.0922 Redeemable Units of Special Limited Partnership Interest were redeemed totaling $12,019,016. For the year ended December 31, 2001, 5,774.1030 Redeemable Units were redeemed totaling $8,196,401 and 4,816.4313 Units of Special Limited Partnership Interest totaling $8,501,749 were redeemed.

     Redeemable Units of Limited Partnership Interest were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as well as to those persons who are not accredited investors but who have either a net worth (exclusive of home, furnishings and automobile) either individually or jointly with the investor's spouse of at least three times their investment in the Partnership (the minimum investment for which was $25,000) or gross income for the two previous years and projected gross income for the current fiscal year of not less than three times their investment in the Partnership for each year.

     (c)      Results of Operations.

     For the year ended December 31, 2003 the Net Asset Value per Redeemable Unit decreased 26.3% from $2,588.58 to $1,907.68. For the year ended December 31, 2002 the Net Asset Value per Redeemable Unit increased 36.4% from $1,897.23 to $2,588.58. For the year ended December 31, 2001 the Net Asset Value per Redeemable Unit increased 34.7% from $1,408.22 to $1,897.23. For the three years ended December 31, 2003 the Net Asset Value per Redeemable Unit increased 35.5% from $1,408.22 to $1,907.68.

     The Partnership, for its own account, through its investment in the Master, experienced net trading losses of $39,053,748 before commissions and expenses for the year ended December 31, 2003. Losses were primarily attributable to the trading of NYMEX Natural Gas, NYMEX Heating Oil and NYMEX Unleaded Gas and were partially offset by gains in IPE Gas Oil and NYMEX Crude Oil.

     The year 2003 presented numerous challenges for the Partnership/Master and AAA.

     In a broad sense, the year can be viewed in three parts: (1) the first quarter saw the emergence of hyper-volatility in US natural gas markets and a steep drawdown in net asset value of the Partnership; (2) in the second and third quarters the Advisor's focus was on recovery and solid gains were achieved; (3) and the fourth quarter was progressing well until early December when sizable losses were incurred in a rapidly climbing US natural gas market.

     In the first quarter, February and March saw extraordinary volatility strike the natural gas and crude oil markets as explained under Liquidity. As a discretionary Advisor relying upon its principals' assessment of fundamental supply and demand relationships, this volatility was both unexpected and greatly disruptive. Once this unusual price disequilibrium was shaken out of the markets, more normal conditions resurfaced and trading results resumed a course more typical of AAA's historical performance.

     Over the course of the next seven months, the Partnership had two negative months of performance (-1.5% in July and -.23% in September) with the other five months ranging in returns from +.84% to +7.05%. By the end of November, the Partnership had recovered 24%.

     In early December, a sharp drop in NAV occurred as the result of sizable losses in a rapidly climbing US natural gas market. The price of a natural gas rose over 50% in a few weeks despite weak/discounted cash markets for heating fuels and surprisingly small draw in high underground storage levels during an extremely cold weather period. Petroleum also rallied to new post war highs near $35.00 on growing signs that the persistent weakness in the US dollar versus the Euro and expectations of a widespread commodity boom/inflationary period has brought new money to the buy side of these markets. Long positions in forward petroleum helped mitigate losses in NAV during December.

     So while progress was thwarted for the month, the Advisor modified its views and approach to trading to adjust to a new emerging market dynamic. For much of this year that has entailed smaller positions and reduced exposure to natural gas markets. Going forward the changes are also likely to include a further reduction in the types of trades the Advisor expects to make in natural gas and a greater focus on limited risk/long option positions.

     To put the Advisor in perspective, during the past five years, AAA has built a team of energy trading professionals to help broaden AAA's research and trading capabilities as well as to tap into new market opportunities. AAA now comprises over a dozen people and four trading principals who are responsible for specific market sectors and a well-defined portion of AAA's assets under management.

     The Partnership, through its investment in the Master, experienced net trading gains of $78,807,599 before commissions and expenses for the year ended December 31, 2002. Gains were primarily attributable to the trading of NYMEX Natural Gas, NYMEX Heating Oil, IPE Gas Oil and energy swaps and were partially offset by losses in NYMEX Unleaded Gas, IPE Brent Crude and NYMEX Crude Oil.

     The Partnership, through its investment in the Master, experienced net trading gains of $39,616,417 before commissions and expenses for the year ended December 31, 2001. Gains were primarily attributable to the Master's trading of NYMEX Natural Gas and NYMEX Heating Oil and were partially offset by losses in NYMEX Brent Crude, NYMEX Crude Oil, NYMEX Unleaded Gas and IPE Gas Oil and Brent Crude and energy swaps.

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

     (d)      Operational Risk.

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

     Such risks include:

     Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Master is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

     Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership/Master participates.

     Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

     Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unit holders, creditors, and regulators, is free of material errors.

      (e)     Critical Accounting Policies.

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

     Foreign currency contracts are those contracts where the Partnership/Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership/Master's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

     The General Partner believes that the accounting policies that will be most critical to the Master's financial condition and results of operations relate to the valuation of the Master's positions. The majority of the Master's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Swap contracts generally will be valued by reference to published settlement prices or dealers' quotes in related markets or other measures of fair value deemed appropriate by the General Partner. The General Partner expects that under normal circumstances substantially all of the Partnership's/Master's assets will be valued by objective measures and without difficulty.

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

     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

     In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Master), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

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

The Master's Trading Value at Risk in Different Market Sectors

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of December 31, 2003 and the highest and lowest value at any point during the year. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2003, the Master's total capitalization was $255,057,637.



                                     December 31, 2003


                                                                          Year to Date
                                                        ---------------------------------------------------
                                           % of Total           High              Low         Average Value at
Market Sector      Value at Risk        Capitalization    Value at Risk     Value at Risk          Risk*
------------------------------------ ----------------- ----------------- ----------------- ------------------

Energy                  $25,111,381             9.85%      $131,820,411       $12,880,254        $36,036,174
Energy Swaps              6,027,189             2.36%       $33,232,031          $900,000         $7,862,309
                        ----------             -----
Total                   $31,138,570            12.21%
                        ----------             -----



*Monthly average based on month-end Value at Risk

The Master's Trading Value at Risk in Different Market Sectors

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of December 31, 2002. As of December 31, 2002, the Master's total capitalization was $350,283,453.


                                     December 31, 2002


                                                                          Year to Date
                                                       ---------------------------------------------------
                                        % of Total           High              Low         Average Value at
Market Sector    Value at Risk        Capitalization    Value at Risk     Value at Risk          Risk*
---------------------------------- ----------------- ----------------- ----------------- ------------------

Energy                $47,253,146            13.49%       $64,130,606        $5,737,107        $32,002,122
Energy Swaps            9,245,703             2.64%       $30,923,087        $1,395,629         $5,271,479
                       ----------             -----
Total                 $56,498,849            16.13%
                       ----------             -----






*Quarterly average based on monht-end Value at Risk

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

     The following qualitative disclosures regarding the Master's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Master's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master's risk control to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Master. There can be no assurance that the Master's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

     The following were the primary trading risk exposures of the Master as of December 31, 2003 by market sector.

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

     Swap contracts are not guaranteed by an exchange or clearinghouse. CGM does not engage in swap transactions as a principal.

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

     The Master may also enter into spot transactions to purchase or sell commodities with CGM, or one of its affiliates, as principal. Such spot transactions provide for two-day settlement and are not margined. Such transactions may be entered into in connection with exchange for physical transactions. Like the swap contract market, the spot market is a principals' market so there is no clearinghouse guarantee of performance. Instead, the Master is subject to the risk of inability of, or refusal by, a counterparty to perform with respect to the underlying contract.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

     The General Partner monitors and controls the Partnership's, through its investment in the Master, risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master and the Partnership are subject.

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

Item 8.    Financial Statements and Supplementary Data.

                    SMITH BARNEY AAA ENERGY FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS

                                                                 Page
                                                                Number

       Oath or Affirmation.                                       F-2

       Independent Auditors' Report.                           F-3 - F-4

       Financial Statements:
       Statement of Financial Condition
       at December 31, 2003 and 2002.                             F-5

       Statement of Income and Expenses
       for the years ended December 31,
       2003, 2002 and 2001.                                       F-6

       Statement of Partners' Capital
       for the years ended December 31,
       2003, 2002 and 2001.                                       F-7

       Notes to Financial Statements.                         F-8 - F-12

       Selected Unaudited Quarterly Financial
       Data.                                                     F-13

       Financial Statements of the SB AAA
       Master Fund LLC

       Oath or Affirmation                                       F-14

       Independent Auditors' Report.                         F-15 - F-16

       Statement of Financial Condition at
       December 31, 2003 and 2002.                               F-17

       Condensed Schedule of Investments at
       December 31, 2003 and 2002.                            F-18 - F-19

       Statement of Income and Expenses for
       the years ended December 31, 2003 and 2002
       and the period from September 1, 2001
       (commencement of trading operations)
       to December 31, 2001.                                     F-20

       Statement of Members' Capital for
       the years ended December 31, 2003 and 2002
       and for the period from September 1, 2001
       (commencement of trading operations)
       to December 31, 2001.                                     F-21

       Notes to Financial Statements.                         F-22 - F-25

       Selected Unaudited Quarterly Financial
       Data.                                                     F-26

                           To the Limited Partners of
                        Smith Barney AAA Energy Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:/s/Daniel R. McAuliffe, Jr.
      Daniel R. McAuliffe, Jr.
      Chief Financial Officer and Director
      Citigroup Managed Futures LLC
      General Partner, Smith Barney AAA
      Energy Fund L.P.

Citigroup Managed Futures LLC
399 Park Avenue
7th Floor
New York, N.Y. 10022
212-559-2011

                          Independent Auditors' Report

To the Partners of
   Smith Barney AAA Energy Fund L.P.:

We have audited the accompanying statements of financial condition of Smith Barney AAA Energy Fund L.P. (the Partnership), as of December 31, 2003 and 2002, and the related statements of income and expenses, and partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of income and expenses and partners' capital of the Partnership for the year ended December 31, 2001 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney AAA Energy Fund L.P. as of December 31, 2003 and 2002, and the results of its operations and its partners' capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
    KPMG LLP
    New York, New York
    February 27, 2004

                         Report of Independent Auditors

To the Partners of
   Smith Barney AAA Energy Fund L.P.:

In our opinion, the accompanying statements of income and expenses and partners' capital present fairly, in all material respects, the results of Smith Barney AAA Energy Fund L.P.'s operations for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
    PricewaterhouseCoopers LLP
    New York, New York
    February 28, 2002

                                Smith Barney AAA
                                Energy Fund L.P.
                        Statements of Financial Condition
                           December 31, 2003 and 2002


                                                                   2003           2002
                                                               ------------   ------------
Assets:
Investment in Master, at fair value                            $121,348,210   $194,692,161
Cash                                                                 18,703          5,181
                                                               ------------   ------------
                                                               $121,366,913   $194,697,342
                                                               ------------   ------------

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Management fees (Note 3b)                                   $    206,097   $    330,695
   Professional fees                                                 27,390          8,590
   Other                                                              8,291          5,223
  Redemptions payable (Note 5)                                    1,602,673     12,501,176
                                                               ------------   ------------
                                                                  1,844,451     12,845,684
Partners' capital (Notes 1 and 5):
  General Partner 913.9790 Unit equivalents outstanding
   in 2003 and 2002                                               1,743,579      2,365,908
  Limited Partners, 61,739.4038 and 69,337.6030 Redeemable
   Units of Limited Partnership Interest outstanding in 2003
   and 2002, respectively                                       117,778,883    179,485,750
                                                               ------------   ------------
                                                                119,522,462    181,851,658
                                                               ------------   ------------
                                                               $121,366,913   $194,697,342
                                                               ------------   ------------



See accompanying notes to financial statements.

                                   Smith Barney AAA
                                   Energy Fund L.P.
                           Statements of Income and Expenses
                 for the years ended December 31, 2003, 2002 and 2001

                                                                   2003                2002                2001
                                                             --------------      --------------      --------------
Income:
  Realized gains (losses) on closed positions
   from Master                                                $(46,781,015)        $70,639,778         $22,488,035
  Change in unrealized gains (losses) on open
   positions from Master                                         7,727,267           8,167,821          (5,460,297)
  Interest income allocated from Master                          1,151,191           2,266,446              20,077
  Expenses allocated from Master                                (6,760,951)        (15,155,860)         (2,885,462)
  Net gains (losses) on trading of commodity interests:
   Realized gains on closed positions                                   --                  --          57,859,372*
   Change in unrealized losses on open positions                        --                  --         (32,405,308)*
                                                             --------------      --------------      --------------
                                                               (44,663,508)         65,918,185          39,616,417
  Interest income (Note 3c)                                             --                  --           2,745,908
                                                             --------------      --------------      --------------
                                                               (44,663,508)         65,918,185          42,362,325
Expenses:
  Brokerage commissions including clearing
   fees of $0, $0 and $637,145*,
   respectively (Note 3c)                                               --                  --           3,892,417
  Management fees (Note 3b)                                      2,702,332           3,488,171           2,197,448
  Professional fees                                                112,966              49,098              74,195
  Other expenses                                                    33,233              19,397              82,958
                                                             --------------      --------------      --------------
                                                                 2,848,531           3,556,666           6,247,018
Net income (loss) before allocation to the Special
  Limited Partner                                              (47,512,039)         62,361,519          36,115,307
Allocation to the Special Limited Partner                               --          12,019,017           6,669,865
                                                             --------------      --------------      --------------
Net income (loss) available for pro rata distribution         $(47,512,039)        $50,342,502         $29,445,442
                                                             --------------      --------------      --------------

Net income (loss) per Redeemable Unit of Limited
  Partnership Interest and General Partner Unit
  equivalent (Notes 1 and  6)                                     $(680.90)            $691.35             $489.01
                                                               --------------    --------------      --------------

*  For the period from January 1, 2001 to August 31, 2001.
See accompanying notes to financial statements.

                                   Smith Barney AAA
                                   Energy Fund L.P.
                            Statements of Partners' Capital
                 for the years ended December 31, 2003, 2002 and 2001


                                                                                 Special
                                                              Limited            Limited          General
                                                              Partners           Partner          Partner            Total
                                                          -------------    -------------    -------------    -------------
Partners' capital at December 31, 2000                    $  71,502,930    $   1,831,884    $     991,850    $  74,326,664
Sale of 25,182.0535 Redeemable Units of Limited
   Partnership Interest and General Partner's
   contribution representing 209.6498 Unit equivalents       40,789,000               --          355,000       41,144,000
Redemption of 5,774.1030 Redeemable Units
   of Limited Partnership Interest                           (8,196,401)              --               --       (8,196,401)
Redemption of 4,816.4313 Redeemable Units
   of Special Limited Partnership Interest                           --       (8,501,749)              --       (8,501,749)
Allocation of net income for the year ended
   December 31, 2001:
Allocation of 3,515.5803 Redeemable Units of Limited                 --        6,669,865               --        6,669,865
   Partnership Interest to the Special Limited Partner
Net income available for pro rata distribution               29,058,264               --          387,178       29,445,442
                                                          -------------    -------------    -------------    -------------
Partners' capital at December 31, 2001                      133,153,793               --        1,734,028      134,887,821
Sale of 3,071.2548 Redeemable Units of Limited
   Partnership Interest                                       5,862,000               --               --        5,862,000
Redemption of 3,916.9924 Redeemable Units
   of Limited Partnership Interest                           (9,240,665)              --               --       (9,240,665)
Redemption of 4,643.0922 Redeemable Units of Special
   Limited Partnership Interest                                      --      (12,019,016)              --      (12,019,016)
Allocation of net income for the year ended
   December 31, 2002:
   Allocation of 4,643.0922 Redeemable Units of Limited
   Partnership Interest to the Special Limited Partner
   (Note 3b)                                                         --       12,019,016               --       12,019,016
Net income available for pro rata distribution               49,710,622               --          631,880       50,342,502
                                                          -------------    -------------    -------------    -------------
Partners' capital at December 31, 2002                      179,485,750               --        2,365,908
                                                                                                               181,851,658
Net loss available for pro rata distribution                (46,889,710)              --         (622,329)     (47,512,039)
Redemption of 7,598.1992 Redeemable Units
   of Limited Partnership Interest                          (14,817,157)              --               --      (14,817,157)
                                                          -------------    -------------    -------------    -------------
Partners' capital at December 31, 2003                    $ 117,778,883   $           --    $   1,743,579    $ 119,522,462
                                                          -------------    -------------    -------------    -------------



See accompanying notes to financial statements.

                                   Smith Barney AAA
                                   Energy Fund L.P.
                             Notes to Financial Statements


1. Partnership Organization:

     Smith Barney AAA Energy Fund L.P. (the "Partnership") is a limited partnership which was organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind but intends initially to trade solely energy and energy related products. In addition, the Partnership may enter into swap contracts on energy related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. During the initial offering period (February 12, 1998 through March 15, 1998), the Partnership sold 49,538 redeemable units ("Redeemable Units"). The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests.

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership and the managing member of the Master. The Partnership's/Master's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

     Effective September 1, 2001, the Partnership allocated substantially all of its capital to the SB AAA Master Fund LLC, a New York Limited Liability Company (the "Master"). With this cash, the Partnership purchased 128,539.1485 Units of the Master with a fair value of $128,539,149 (including unrealized appreciation of $7,323,329). The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management, Inc. (the "Advisor") using the Energy with Swaps Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. The General Partner and the Advisor believe that trading through the master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

     The financial statements of the Master, including the condensed schedules of investments, should be read together with the Partnership's financial statements.

     At December 31, 2003 and 2002, the Partnership owns 47.6% and 55.5%, respectively, of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

     The Partnership will be liquidated upon the first to occur of the following: December 31, 2018; the net asset value of a Redeemable Unit decreases to less than $400 per Redeemable Unit as of a close of any business day; the aggregate net assets of the Partnership decline to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement.

2. Accounting Policies:

     a. The value of the Partnership's investment in the Master reflects the Partnership's proportional interest in the Members' Capital of the Master. All of the unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Master and prior to September 1, 2001 by the Partnership are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net realized and unrealized gains (losses).

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

     b.   Management Agreement:

          The General Partner, on behalf of the Partnership, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. Mr. A. Anthony Annunziato is the sole trading principal of the Advisor and is also an employee of CGM. Prior to August 31, 2001, the Partnership was obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. Effective September 1, 2001, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated by the Master. The Advisor has agreed to pay one half of its management fee to CGM for services it provides in connection with the Advisor. In addition, the Advisor is a Special Limited Partner of the Partnership and receives an annual profit share allocation to its capital account in the Partnership equal to 20% of New Trading Profits, as defined in the Management Agreement,earned on behalf of the Partnership during each calendar year in the form of Special Limited Partner Units.

     c.   Customer Agreement:

          Prior to August 31, 2001, the Partnership entered into a Customer Agreement which provided that the Partnership pay CGM brokerage commissions at $18 per round turn for futures and swap transactions and $9 per half turn for options. The brokerage fee was inclusive of applicable floor brokerage. In addition, the Partnership paid CGM National Futures Association ("NFA") fees, as well as exchange, clearing, user and give-up fees. Effective September 1, 2001, all brokerage commissions, exchange, clearing, user, give-up, and NFA fees will be borne by the Master and allocated to the Partnership through its investment in the Master. CGM will pay a portion of brokerage fees to its financial consultants who have sold Units in this Partnership. The Partnership's assets not held at the Master are held in the Partnership's account at CGM. The Partnership's assets are deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. Effective September 1, 2001, cash margin requirements were maintained by the Master. Prior to September 1, 2001, CGM had agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Effective September 1, 2001, CGM will pay the Partnership interest on 80% of the average daily equity allocated to the Partnership by the Master during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Interest income allocated from the Master in 2001 was not reclassified on the statements of income and expenses. The Customer Agreement between CGM and the Master gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.   Trading Activities:

     The results of the Master's and prior to August 31, 2001, the Partnership's trading activities are shown in the statements of income and expenses.

5.   Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. Beginning with the first full month ending at least three months after the commencement of trading, a limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of a month on 10 days notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

6. Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                       2003                2002        2001
                                                    ----------         -----------   ----------
     Net realized and unrealized gains (losses)*      $(652.70)            $875.42     $592.31
     Interest income                                     17.19               31.29       46.08
     Expenses**                                         (45.39)            (215.36)    (149.38)
                                                    ----------         -----------   ----------
     Increase (decrease) for period                    (680.90)             691.35      489.01
     Net asset value per Redeemable Unit,
      beginning of year                               2,588.58            1,897.23    1,408.22
                                                    ----------         -----------   ----------
     Net asset value per Redeemable Unit,
      end of year                                    $1,907.68           $2,588.58   $1,897.23
                                                    ----------         -----------   ----------

     *    Includes commissions expenses allocated from Master
     ** Excludes commissions expenses allocated from Master and includes incentive fee allocation to Special Limited Partner

     Ratios to average net assets:
      Net investment loss before incentive fee allocation ***  (6.2)%      (10.1)%       (1.4)%
                                                                -----   ---------    ---------

      Operating expenses                                        7.0%        11.4%         8.9%
      Incentive fee allocation                                   --%         7.3%         6.5%
                                                                -----   ---------    ---------
      Total expenses and incentive fee allocation               7.0%        18.7%        15.4%
                                                                -----   ---------    ---------


     Total return:
      Total return before incentive fee allocation            (26.3)%       45.5%        42.6%
      Incentive fee allocation                                    --%       (9.1)%       (7.9)%
                                                               -----        -----        ----
      Total return after incentive fee allocation             (26.3)%       36.4%        34.7%
                                                            ---------       ----         ----

     *** Interest income less total expenses (exclusive of incentive fee allocation)

     The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

7.   Financial Instrument Risks:

     In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract. The Master's swap contracts are OTC contracts.

     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership, through its investment in the Master, has concentration risk because a significant counterparty or broker with respect to the Master's assets is CGM.

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

     The majority of these instruments mature within one year of December 31, 2003. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are summarized below:

                                  For the period from  For the period fromm For the period from   For the period from
                                  October 1, 2003 to      July 1, 2003 to    April 1, 2003 to     January 1, 2003 to
                                  December 31, 2003     September 30, 2003    June 30, 2003        March 31, 2003

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions, clearing fees and
 expenses allocated from Master
 including interest income              $ (9,138,070)      $ 2,490,454          $ 21,116,553        $ (59,132,445)

Net Income (loss)                       $ (9,827,957)      $ 1,752,130          $ 20,436,613        $ (59,872,825)

Increase (decrease) in Net Asset
 Value per Redeemable Unit                 $ (155.57)          $ 26.91              $ 304.06            $ (856.30)

                                  For the period from  For the period from  For the period from   For the period from
                                  October 1, 2002 to     July 1, 2002 to      April 1, 2002 to     January 1, 2002 to
                                  December 31, 2002    September 30, 2002      June 30, 2002          March 31, 2002

Net realized and unrealized trading
 gains net of brokerage
 commissions, clearing fees and
 expenses allocated from Master
 including interest income              $ 12,880,854       $ 8,504,250          $ 20,314,775         $ 24,218,306

Net Income                               $ 9,694,864       $ 6,175,754          $ 15,629,025         $ 18,842,859

Increase in Net Asset
 Value per Redeemable Unit                  $ 137.26           $ 86.93              $ 211.99             $ 255.17

                                To the Members of
                             SB AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:/s/ Daniel R. McAuliffe, Jr.
       Daniel R. McAuliffe, Jr.
       Chief Financial Officer and Director
       Citigroup Managed Futures LLC
       Managing Member, SB AAA Master Fund LLC

Citigroup Managed Futures LLC
399 Park Avenue
7th Floor
New York, N.Y. 10022
212-559-2011

                          Independent Auditors' Report

To the Members of
   SB AAA Master Fund LLC:

We have audited the accompanying statements of financial condition of SB AAA Master Fund LLC (the Company), including the condensed schedules of investments, as of December 31, 2003 and 2002, and the related statements of income and expenses, and members' capital for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of income and expenses and members' capital of the Company for the period from September 1, 2001 (commencement of trading operations) to December 31, 2001 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB AAA Master Fund LLC as of December 31, 2003 and 2002, and the results of its operations and its members' capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
    KPMG LLP
    New York, New York
    February 27, 2004

                         Report of Independent Auditors

To the Members of
   SB AAA Master Fund LLC:

In our opinion, the accompanying statements of income and expenses and members' capital present fairly, in all material respects, the results of SB AAA Master Fund LLC's operations for the period from September 1, 2001 (commencement of trading operations) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the Managing Member; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the Managing Member, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
    PricewaterhouseCoopers LLP
    New York, New York
    February 28, 2002

                                SB AAA Master Fund LLC
                           Statements of Financial Condition
                              December 31, 2003 and 2002


                                                                        2003                2002
                                                                  -------------       -------------
Assets:
  Equity in commodity futures trading account:
    Cash (restricted $48,471,997 and $53,522,255, respectively)    $231,361,103        $330,218,077
    Net unrealized appreciation on open futures positions             8,845,539           9,188,483
    Unrealized appreciation on open swaps positions                  50,093,912          38,011,771
    Commodity options owned, at fair value (cost $49,687,512
    and $63,879,907, respectively)                                   42,630,230          83,252,102
                                                                  --------------      -------------
                                                                    332,930,784         460,670,433
  Due from brokers                                                    2,148,690          12,595,792
  Interest receivable                                                   159,050             283,620
                                                                  --------------      -------------
                                                                   $335,238,524        $473,549,845
                                                                  --------------      -------------



Liabilities and Members' Capital:
  Liabilities:
   Unrealized depreciation on open swap positions                   $18,654,566         $48,470,222
   Commodity options written, at fair value
      (premium received $47,549,852 and $59,666,185, respectively)   57,804,597          67,724,777
   Accrued expenses:
      Commissions                                                     1,670,425           5,210,167
      Professional fees                                                  59,625              20,117
   Due to brokers                                                     1,815,015           1,541,223
   Due to CGM                                                            22,978              22,978
   Distribution payable                                                 153,681             276,908
                                                                  --------------      -------------
                                                                     80,180,887         123,266,392
  Members' Capital:
    Members' Capital, 211,023.7320 and 216,158.4103 Units
     outstanding in 2003 and 2002, respectively                     255,057,637         350,283,453
                                                                  --------------      -------------
                                                                   $335,238,524        $473,549,845
                                                                  -------------       -------------


  See accompanying notes to financial statements.

                                SB AAA Master Fund LLC
                           Condensed Schedule of Investments
                                   December 31, 2003

              Number of
Sector        Contracts                    Contract                                  Fair Value
------        ---------                    --------                                   ----------
Energy                         Futures contracts purchased 5.35%                    $13,637,465
                               Futures contracts sold (1.88)%                        (4,791,926)
                                                                                    ------------
                                 Total futures contracts 3.47%                        8,845,539


                               Options owned 16.71%
                  6,488        NYMEX Natural Gas Put Feb. 04 - Oct 04  8.98%         22,900,060
                               Other 7.73%                                           19,730,170
                                                                                    ------------
                                                                                     42,630,230

                               Options written (22.66)%
                  7,335        NYMEX Natural Gas Call Feb. 04 - Dec 04 (16.04)%     (40,916,710)
                               Other (6.62)%                                        (16,887,887)
                                                                                    ------------
                                                                                    (57,804,597)

                               Unrealized appreciation on Swaps contracts 19.64%
                  1,000        HH Natural Gas Feb - 04  8.22%                        20,967,521
                               Other 11.42%                                          29,126,391
                                                                                    ------------
                                                                                     50,093,912

                               Unrealized depreciation on Swaps contracts (7.31)%   (18,654,566)
                                                                                    ------------
Total Energy Fair Value 9.85%                                                       $25,110,518
                                                                                   ------------

                                                      Investments at      % of Investments at
                    Country Composition                 Fair Value            Fair Value
                    --------------------             ---------------       --------------
                    United Kingdom                     $(113,943)              (0.45)%
                    United States                     25,224,461              100.45
                                                      -----------            -------
                                                     $25,110,518              100.00%
                                                     -----------             -------





Percentages are based on Members' Capital unless otherwise indicated. See accompanying notes to financial statements.

                                SB AAA Master Fund LLC
                           Condensed Schedule of Investments
                                   December 31, 2002

                 Number of
Sector           Contracts                      Contract                                            Fair Value
------           ---------                      --------                                            ----------
Energy                            Futures contracts purchased 17.92%
                     6,228        IPE Gas Oil 5.45% Jan. - Feb. 2003                               $19,089,003
                                  Other 12.47%                                                      43,677,214
                                                                                                   ------------
                                                                                                    62,766,217

                                  Futures contracts sold (15.30)%
                    13,454        NYMEX Light Sweet Crude Oil (7.22)% Feb. 03 - June 04            (25,271,391)
                     7,578        NYMEX Natural Gas (6.05)% Feb. 03 - Feb. 04                      (21,203,640)
                                  Other (2.03)%                                                     (7,102,703)
                                                                                                   ------------
                                                                                                   (53,577,734)

                                  Options owned 23.77%
                     7,293        NYMEX Natural Gas Call 10.40% Feb. 03 - June 03                   36,430,400
                     5,325        NYMEX Natural Gas Put 5.37% Feb. 03 - June 03                     18,812,110
                                  Other 8.00%                                                       28,009,592
                                                                                                   ------------
                                                                                                    83,252,102

                                  Options written (19.33)%
                    12,086        NYMEX Light Sweet Crude Call (6.90)% Feb. 03 - June 03           (24,193,640)
                                  Other (12.43)%                                                   (43,531,137)
                                                                                                   ------------
                                                                                                   (67,724,777)

                                  Unrealized appreciation on Swaps contracts 10.85%
                     3,354        NYMEX Natural Gas 5.46%                                           19,130,237
                                  Other 5.39%                                                       18,881,534
                                                                                                   ------------
                                                                                                    38,011,771

                                  Unrealized depreciation on Swaps contracts (13.84)%
                     1,809        NYMEX Natural Gas (5.17)%                                        (18,107,814)
                                  Other (8.67)%                                                    (30,362,408)
                                                                                                   ------------
                                                                                                   (48,470,222)
                                                                                                   ------------
    Total Energy 4.07%                                                                              14,257,357
                                                                                                   ------------
Total Fair Value 4.07%                                                                             $14,257,357
                                                                                                  ------------
                                                      Investments at      % of Investments at
                    Country Composition                 Fair Value            Fair Value
                    -------------------               ------------          -----------
                    United Kingdom                      $25,728,485           180.46%
                    United States                       (11,471,128)          (80.46)
                                                       -----------            -------
                                                        $14,257,357          100.00%
                                                       -----------            -------


Percentages are based on Members' Capital unless otherwise indicated. See accompanying notes to financial statements.

                             SB AAA Master Fund LLC
                        Statements of Income and Expenses
                 for the years ended December 31, 2003 and 2002
                    and for the period from September 1, 2001
                      (commencement of trading operations)
                              to December 31, 2001


                                                            2003               2002                2001
                                                        ------------        ------------        ------------
Income:
  Net gains (losses) on trading
   of commodity interests:
   Realized gains (losses) on closed positions          $(89,228,388)        $96,247,547        $23,522,245
   Change in unrealized gains (losses) on
    open positions                                        12,929,224           7,940,877         (5,652,277)
                                                        ------------        ------------        ------------
                                                         (76,299,164)        104,188,424         17,869,968
  Interest income                                          2,459,477           3,255,591             21,054
                                                         ------------        ------------        ------------
                                                         (73,839,687)        107,444,015         17,891,022
                                                         ------------        ------------        ------------
Expenses:
  Brokerage commissions including clearing fees
   of $2,041,075, $2,515,609 and $361,342,
   respectively                                           13,877,538          21,769,166          2,992,446
  Other expenses                                             347,628              37,083             38,000
                                                         ------------        ------------        ------------
                                                          14,225,166          21,806,249          3,030,446
                                                        ------------        ------------        ------------
Net income (loss)                                       $(88,064,853)        $85,637,766        $14,860,576
                                                         ------------        ------------        ------------
Net income (loss) per Unit of Member Interest
(Notes 1 and 6)                                            $(400.99)             $525.84            $109.24
                                                        ------------        ------------        ------------



 See accompanying notes to financial statements.

                             SB AAA Master Fund LLC
                         Statements of Members' Capital
                 for the years ended December 31, 2003 and 2002
                    and for the period from September 1, 2001
                      (commencement of trading operations)
                              to December 31, 2001


                                                        Members'
                                                        Capital
                                                     -------------
Initial in-kind contribution from the Members
  representing 133,712.5867 Units                    $133,712,587
Net Income                                             14,860,576
Sale of 6,891.1523 Units of
  Member Interest                                       6,104,660
Redemptions of 3,379.4396 Units of
  Member Interest                                      (2,463,100)
                                                     -------------
Members' Capital at December 31, 2001                 152,214,723
Net Income                                             85,637,766
Sale of 103,668.6762 Units of
  Member Interest                                     149,182,059
Redemptions of 24,734.5653 Units of
  Member Interest                                     (33,598,368)
Distribution of Interest to feeder funds               (3,152,727)
                                                     -------------
Members' Capital at December 31, 2002                 350,283,453
Net Loss                                              (88,064,853)
Sale of 39,745.9253 Units of
  Member Interest                                      54,393,460
Redemptions of 44,880.6036 Units of
  Member Interest                                     (59,184,213)
Distribution of Interest to feeder funds               (2,370,210)
                                                     -------------
Members' Capital at December 31, 2003                $255,057,637
                                                     -------------




See accompanying notes to financial statements.

                             SB AAA Master Fund LLC
                          Notes to Financial Statements


1.  General:

     SB AAA Master Fund LLC (the "Master") is a limited liability company formed under the New York Limited Liability Company Law. The Master's purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including commodity futures contracts and commodity options contracts on United States exchanges and certain foreign exchanges. The Master may trade commodity futures and option contracts of any kind but intends initially to trade solely energy and energy related products. In addition, the Master may enter into swap contracts. The Master is authorized to sell an unlimited number of units ("Units") of member interest.

     On September 1, 2001 (date Master commenced trading), Smith Barney AAA Energy Fund L.P. ("AAA") allocated substantially all of its capital and Smith Barney Orion Futures Fund L.P ("Orion") allocated a portion of its capital to the Master. With this cash, the Partnerships purchased 133,712.5867 Units of the Master with a fair value of $133,712,587 (including unrealized appreciation of $7,755,035). On July 1, 2002, Salomon Smith Barney AAA Energy Fund L.P. II ("AAA II") allocated substantially all of its capital to the Master and purchased 64,945.0387 Units with a fair value of $94,925,000. The Master was formed to permit commodity pools managed now or in the future by AAA Capital Management, Inc. (the "Advisor") using the Energy with Swaps Program, the Advisor's proprietary trading program, to invest together in one vehicle.

     The Master operates under a "master/feeder fund" structure where its investors consist of AAA, AAA II, Orion and Pinnacle Natural Resources, LP (each a "Member", collectively the "Feeder Funds") with 47.6%, 38.8%, 13.1% and 0.5% investments in the Master at December 31, 2003, respectively.

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the managing member (the "Managing Member") of the Master. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the Managing Member. The Managing Member is wholly-owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. Effective as of December 31, 2001, all trading decisions for the Master are made by the Advisor.

2.  Accounting Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the Managing Member for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     b. The Master may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell
          (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract.

          When the Master writes an option, the premium received is recorded as a liability in the statements of financial condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the statements of financial condition and marked to market daily.

     c. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Feeder Funds at the time of such determination.

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

     f. Certain prior period amounts have been reclassified to conform to current year presentation.

 3. Agreements:

     a.   Managing Member Agreement:

          The Managing Member administers the business affairs of the Master.

     b.   Management Agreement:

          The Managing Member, on behalf of the Master has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is affiliated with the Managing Member and CGM but is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement shall be borne by the Feeder Funds.

     c.   Customer Agreement:

          The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. The Master will pay CGM brokerage commissions at $18 per round turn for futures, options and swap transactions. The brokerage fee is inclusive of applicable floor brokerage. All exchange, clearing, user, give-up and National Futures Association fees are borne by the Master. All other fees (management fees, administrative fees, incentive fees and offering costs) shall be borne by the Feeder Funds. All of the Master's cash is deposited by CGM in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2003 and 2002, the amount of cash held by the Master for margin requirements was $48,471,997 and $53,522,255, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party. All commissions in connection with the Customer Agreement shall be borne by the Feeder Funds.

4.  Trading Activities:

     The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master's trading activities are shown in the statements of income and expenses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2003 and 2002 based on a monthly calculation, were $39,703,607 and $13,217,805, respectively. The fair values of these commodity interests, including options thereon, if applicable, at December 31, 2003 and 2002 were $25,110,518 and $14,257,357, respectively.

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

6.  Financial Highlights:

     Changes in the Net Asset Value per Unit of Member interest for the years ended December 31, 2003 and 2002 and for the period from September 1, 2001 (commencement of trading operations) to December 31, 2001 were as follows:

                                                             2003         2002         2001
                                                          ---------    -----------  ----------
     Net realized and unrealized gains (losses)*           $(410.62)     $510.93      $109.36
     Interest income                                          11.23        15.13         0.16
     Expenses **                                              (1.60)       (0.22)       (0.28)
                                                          ---------    -----------  ----------
     Increase (decrease) for year                           (400.99)      525.84       109.24
     Distributions                                           (10.84)      (14.59)          --
     Net asset value per Unit, beginning of year/period    1,620.49     1,109.24     1,000.00
                                                          ---------    -----------  ----------
     Net asset value per Unit, end of year/period         $1,208.66    $1,620.49    $1,109.24
                                                          ---------    -----------  ----------
     *    Includes brokerage commissions
     **   Excludes brokerage commissions

     Ratio to average net assets:
       Net investment loss ***                                (4.1)%       (8.9)%       (2.1)%****
       Operating expenses                                      5.0%         9.0%         6.5%****
     Total Return                                            (24.7)%       47.4%        10.9%
     ***  Interest income less total expenses
     **** Annualized
     The above ratios may vary for individual  investors  based on the timing of capital transactions during the year.

7.  Financial Instrument Risks:

     In the normal  course of its  business,  the  Master is party to  financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has concentration risk because a significant counterparty or broker with respect to the Master's assets is CGM. As of December 31, 2003, the counterparties to the Master's swap contracts were Citibank, N.A., which is affiliated with the Master, Morgan Stanley Capital Group Inc., J. Aron & Company and Hess Trading Company, LLC.

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

     The majority of these  instruments  mature  within one year of December 31,
     2003.  However,  due  to  the  nature  of  the  Master's  business,   these
     instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are summarized below:

                                           For the period from    For the period from    For the period from     For the period from
                                           October 1, 2003 to        July 1, 2003 to       April 1, 2003 to       January 1, 2003 to
                                            December 31, 2003      September 30, 2003        June 30, 2003           March 31, 2003

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                $ (19,076,349)              $ 5,417,949             $ 43,551,945         $ (117,610,770)

Net Income (loss)                         $ (19,209,758)              $ 5,222,221             $ 43,542,648         $ (117,619,964)

Increase (decrease) in Net Asset
 Value per Redeemable Unit                     $ (91.62)                  $ 24.17                 $ 196.92              $ (530.46)

                                           For the period from    For the period from    For the period from     For the period from
                                           October 1, 2002 to       July 1, 2002 to       April 1, 2002 to       January 1, 2002 to
                                            December 31, 2002     September 30, 2002       June 30, 2002           March 31, 2002

Net realized and unrealized trading
 gains net of brokerage
 commissions and clearing fees
 including interest income                 $ 24,053,583              $ 13,555,805             $ 21,669,451           $ 26,396,010

Net Income                                 $ 24,044,185              $ 13,546,406             $ 21,660,359           $ 26,386,816

Increase in Net Asset
 Value per Redeemable Unit                     $ 111.45                   $ 62.01                 $ 158.46               $ 193.92

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     PricewaterhouseCoopers LLP was previously the principal accountant for the Partnership. On July 9, 2002, that firm was dismissed as principal accountant and KPMG LLP was engaged as principal accountant. The decision to change accountants was approved by the general partner of the Partnership.

     In connection with the audit of the fiscal year ended December 31, 2001, and through July 9, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the year.

     The audit report of PricewaterhouseCoopers LLP on the financial statements of the Partnership as of and for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

Item 9A.  Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of year end, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisor, AAA Capital Management, Inc.

     The Partnership has not adopted a code of ethics that apllies to officersbecause it has no officers.

Item 11.  Executive Compensation.

     The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." During the year ended December 31, 2003, CGM earned $6,595,545 in brokerage commissions and clearing fees from the Partnership and through the Partnership's investment in the Master. The Advisor earned $2,702,332 in management fees during 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 913.9790 (1.5%) Redeemable Units of Limited Partnership Interest as of December 31, 2003.

Principals who own Redeemable Units of the Partnership:
David J. Vogel                101.0801 Redeemable Units
Daniel R. McAuliffe, Jr.       10.3165 Redeemable Units

     (c). Changes in control. None.

Item 13.  Certain Relationships and Related Transactions.

     Citigroup Global Markets and Citigroup Managed Futures LLC would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business.', "Item 8. Financial Statements and Supplementary Data." and "Item 11. Executive Compensation."

Item 14. Principal Accountant Fees and Services

     (a) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and other services normally provided in connection with regulatory filings or engagements are as follows:

2002 $77,145
2003 $30,046

     (b)  Audit-Related Fees. None

     (c) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2002 $4,809
2003 $4,809

     (d)  All Other Fees. None.

     (e)  Not Applicable.

     (f)  Not Applicable.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  (1)  Financial  Statements:   Statements  of  Financial  Condition  at
               December 31, 2003 and 2002.

               Statements of Income and Expenses for the years ended December 31, 2003, 2002 and 2001.

               Statements of Partners' Capital for the years ended December 31, 2003, 2002 and 2001.

               Notes to Financial Statements

     (2) Financial Statement Schedules: Financial Data Schedule for year ended December 31, 2003.

     (3)  Exhibits:

          3.1  Certificate of Limited Partnership (previously filed).

          3.2  Limited Partnership Agreement (previously filed).


          10.1 Management Agreement among the Partnership, the General Partner and AAA Capital Management, Inc. (previously filed).

          10.2 Customer Agreement between Registrant and Smith Barney Inc. (the predecessor to Salomon Smith Barney Inc.) (previously filed).

          10.3 Form of Subscription Agreement (previously filed).

          10.4 Letter from General Partner to AAA Capital Management, Inc. extending the Management Agreement for 1999 (previously filed).

          10.5 Letter from the General Partner to AAA Capital Management, Inc. extending the Management Agreement for 2000 (previously filed).

          10.6 Letter from the General Partner to AAA Capital Management, Inc. extending the Management Agreement for 2001 (previously filed).

          10.7 Letter from the General Partner to AAA Capital Management, Inc. extending the Management Agreement for 2002 (previously filed).

          10.8 Letter from the General Partner to AAA Capital Management, Inc. extending the Management Agreement for 2003 (filed herein).

               The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

          16.1 Letter from PricewaterhouseCoopers LLP (filed herein)

          31.1 -  Rule  13a-14(a)/15d-14(a)   Certification   (Certification  of
               President and Director)

          31.2 - Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

          32.1 - Section 1350 Certification (Certification of President and Director)

          32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director)

     (b)  Report on Form 8-K: None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.













Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K authorized, in the City of New York and State of New York on the 15th day of March 2004.



SMITH BARNEY AAA ENERGY FUTURES FUND L.P.



By:  Citigroup Managed Futures LLC
     (General Partner)



By /s/ David J. Vogel
       David J. Vogel, President & Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.





/s/ David J. Vogel                               /s/ Shelley Ullman
    David J. Vogel                                   Shelley Ullman
    Director, Principal Executive                    Director
    Officer and President



/a/ Maureen O'Toole                              /s/ Steve J.Keltz
    Maureen O'Toole                                  Steve J. Keltz
    Director                                         Secretary and Director



/a/ Daniel R. McAuliffe, Jr.
    Daniel R. McAuliffe, Jr.
    Chief Financial Officer and Director

                                                                    Exhibit 31.1
                                 CERTIFICATION


I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-K of Smith Barney AAA Energy Fund L.P. (the "registrant");

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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


Date: March 15, 2004
                                          /s/  David j. Vogel
                                               David J. Vogel
                                               Citigroup Managed Futures LLC
                                               President and Director

                                                                    Exhibit 31.2
                                 CERTIFICATION

I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-K of Smith Barney AAA Energy Fund L.P. (the "registrant");

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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


Date: March 15, 2004
                                    /s/   Daniel R. McAuliffe, Jr.
                                          Daniel R. McAuliffe, Jr.
                                          Citigroup Managed Futures LLC
                                          Chief Financial Officer and Director

                                                                   Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Smith Barney AAA Energy Fund L.P. (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J. Vogel
    David J. Vogel
    Citigroup Managed Futures LLC
    President and Director


Date: March 15, 2004

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Smith Barney AAA Energy Fund L.P. (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Daniel R. McAuliffe,Jr.
   Daniel R. McAuliffe, Jr.
   Citigroup Managed Futures LLC
   Chief Financial Officer and Director



Date: March 15,2004

                       Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396

June 11, 2002



AAA Capital Management Inc.
5051 Westheimer - Suite 2100
Houston, Texas 77056

Attention:  Mr. Anthony Annunziato

         Re:      Management Agreement Renewals

Dear Mr. Annunziato:

We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2003 and all other provisions of the Management Agreements will remain unchanged.

o        Smith Barney AAA Energy Fund L.P.
o        SB AAA Master Fund LLC
o        Salomon Smith Barney Orion Futures Fund L.P.
o        Aurora 2001

Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC


By:  /s/ Daniel R. McAuliffe, Jr.
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director

AGREED AND ACCEPTED
AAA Capital Management Inc.