Form 10-K/A
period 2003-12-31
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2004-03-23
CIK 1057051

Item 6. Selected Financial Data. The Partnership commenced trading operations on March 16, 1998. Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 and total assets at December 31, 2003, 2002, 2001, 2000 and 1999 were as follows:

                                                2003             2002            2001            2000             1999
                                              -----------      -----------     -----------      -----------    -------------

Net realized and unrealized trading gains
(losses) net of expenses allocated
from Master, brokerage commissions and
clearing fees of $6,760,951, $15,155,860,
$6,777,879, $7,591,291 and
$12,587,354, respectively                    $(45,814,699)     $63,651,739     $35,703,923      $14,488,934    $(4,677,441)


Interest income                                  1,151,191       2,266,446       2,765,985        2,520,294       3,411,756
                                              -----------      -----------     -----------      -----------    -------------
                                             $(44,663,508)     $65,918,185     $38,469,908      $17,009,228    $(1,265,685)
                                             -----------      -----------     -----------      -----------    -------------

Net income (loss) before
Allocation to the Special Limited Partner    $(47,512,039)     $62,361,519     $36,115,307      $15,501,056    $(3,236,003)
                                             -----------      -----------     -----------      -----------    -------------

Allocation to the Special Limited Partner                -      12,019,017       6,669,865        1,831,884               -
                                             -----------      -----------     -----------      -----------    -------------
Net income (loss) available for pro rata
distribution                                 $(47,512,039)     $50,342,502     $29,445,442      $13,669,172    $(3,236,003)
                                             -----------      -----------     -----------      -----------    -------------

Increase (decrease) in Net Asset Value
per Redeemable Unit                              $(680.90)         $691.35         $489.01          $272.65        $(48.76)
                                             -----------      -----------     -----------      -----------    -------------

Total assets                                  $121,366,913    $194,697,342    $144,011,712      $95,783,289     $86,241,742
                                             -----------      -----------     -----------      -----------    -------------

PricewaterhouseCoppers LLP

                                                    PricewaterhouseCoopers LLP
                                                    1177 Avenue of the Americas
                                                    New York   NY 10036
                                                    Telephone (646) 471 4000
                                                    Facsmile  (813) 286 6000


March 17, 2004

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: Smith Barney AAA Energy Fund L.P.

Commissioners:

We have read the statements made by Citigroup Managed Futures LLC (copy attached), which we understand will be filed with the Commissions, pursuant to
Item 9 Form 10- K, as part of the Fund's Form 10-K report for the year ended December 31, 2003.


Very truly yours,

/s/ PricewaterhouseCoopers LLP
    PricewaterhouseCoopers LLP

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