Form 10-K/A
period 2003-12-31
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2004-03-29
CIK 1057051

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



/s/ Maureen O'Toole                              /s/ Steve J.Keltz
    Maureen O'Toole                                  Steve J. Keltz
    Director                                         Secretary and Director



/s/ Daniel R. McAuliffe, Jr.
    Daniel R. McAuliffe, Jr.
    Chief Financial Officer and Director