Form 10-Q
period 2004-03-31
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2004-05-10
CIK 1057051

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended March 31, 2004
                      --------------

Commission File Number 000-25921
                       ---------

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

                                    Yes X   No
                                        ---    ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes X   No
                                       ---    -----

                        SMITH BARNEY AAA ENERGY FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                 Page
                                                                Number

PART I - Financial Information:

  Item 1.  Financial Statements:

           Statements of Financial Condition at
           March 31, 2004 and December 31,
           2003 (unaudited).                                       3

           Statements of Income and Expenses
           and Partners' Capital for the three
           months ended March 31, 2004
           and 2003 (unaudited).                                   4

           Statements of Cash Flows for the three
           months ended March 31, 2004 and
           2003 (unaudited).                                       5

           Notes to Financial Statements,
           including the Financial Statements
           of SB AAA Master Fund LLC (unaudited).                6 - 16

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.                                          17 - 19

  Item 3.  Quantitative and Qualitative
           Disclosures about Market Risk                        20 - 21

  Item 4.  Controls and Procedures                                22

PART II - Other Information                                       23

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

                        SMITH BARNEY AAA ENERGY FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                         March 31,    December 31,
                                                           2004          2003
                                                      -------------   ------------

Assets:
  Investment in Master, at fair value                  $124,758,474   $121,348,210
  Cash                                                       41,532         18,703
                                                       ------------   ------------
                                                       $124,800,006   $121,366,913
                                                        ===========    ============

Liabilities and Partners' Capital:
Liabilities:
 Accrued expenses:
  Management fees                                       $   211,331    $   206,097
  Other                                                      46,384         35,681
Redemptions payable                                         825,081      1,602,673
                                                        -----------   ------------
                                                          1,082,796      1,844,451
                                                        -----------   ------------
Partners' capital:
  General Partner, 913.9790 Unit equivalents
    outstanding in 2004 and 2003                          1,891,379      1,743,579
  Limited Partners, 58,870.2643 and 61,739.4038
    Redeemable Units of Limited Partnership Interest
    outstanding in 2004 and 2003, respectively          121,825,831    117,778,883
                                                       ------------    ------------
                                                        123,717,210    119,522,462
                                                      -------------   ------------
                                                       $124,800,006   $121,366,913
                                                       ============   ============

See Accompanying Notes to Unaudited Financial Statements.

                        SMITH BARNEY AAA ENERGY FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                  March 31,
                                                                      ------------------------------
                                                                           2004            2003
                                                                      ------------------------------

Income:
  Realized gains (losses) on closed positions from Master               $11,730,379     $(72,922,156)
  Change in unrealized gains (losses) on open positions from Master        (474,358)      16,584,915
  Interest income allocated from Master                                     212,174          395,317
  Expenses allocated from Master                                         (1,119,717)      (3,195,158)
                                                                      -------------    -------------
                                                                         10,348,478      (59,137,082)
                                                                      -------------    -------------
Expenses:
  Management fees                                                           601,221          710,681
  Other expenses                                                             15,004           25,062
                                                                      -------------    -------------
                                                                            616,225          735,743
                                                                      -------------    -------------
  Net income (loss)                                                       9,732,253      (59,872,825)
  Redemptions                                                            (5,537,505)      (4,363,786)
                                                                      -------------    -------------
  Net increase (decrease)  in Partners' capital                           4,194,748      (64,236,611)
Partners' capital, beginning of period                                  119,522,462      181,851,658
                                                                      -------------    -------------
Partners' capital, end of period                                       $123,717,210     $117,615,047
                                                                      =============    =============
Net asset value per Redeemable Unit
  (59,784.2433 and 67,896.1940  Redeemable Units outstanding
   at March 31, 2004 and 2003, respectively)                            $  2,069.39      $  1,732.28
                                                                      =============    =============
Net income (loss)  per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent                           $   161.71      $   (856.30)
                                                                      =============    =============


See Accompanying Notes to Unaudited Financial Statements.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                             March 31,
                                                     ---------------------------
                                                         2004           2003
                                                     --------------------------

Cash flows from operating activities:
  Net income (loss)                                   $9,732,253    $(59,872,825)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Changes in operating assets and liabilities:
      Investment in Master Fund, at fair value        (3,410,264)     73,847,668
      Accued expenses:
       Increase (decrease) in management fees              5,234        (125,440)
       Increase in other                                  10,703          25,064
      Decrease in redemptions payable                   (777,592)     (9,485,618)
                                                    ------------    ------------
        Net cash provided by operating activities      5,560,334       4,388,849
                                                    ------------    ------------

Cash flows from financing activities:
  Payments for redemptions                            (5,537,505)     (4,363,786)
                                                    ------------    ------------
        Net cash used in financing activities         (5,537,505)     (4,363,786)
                                                    ------------    ------------
        Net change in cash                                22,829          25,063
        Cash, at beginning of period                      18,703           5,181
                                                    ------------    ------------
        Cash, at end of period                         $  41,532      $   30,244
                                                    ============    ============



See Accompanying Notes to Unaudited Financial Statements

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


1. General:

     Smith Barney AAA Energy Fund L.P. (the "Partnership") is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind but intends initially to trade solely energy and energy related products. In addition, the Partnership may enter into swap contracts on energy related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. During the initial offering period (February 12, 1998 through March 15, 1998), the Partnership sold 49,538 redeemable units ("Redeemable Units"). The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests.

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

     Effective September 1, 2001, the Partnership allocated substantially all of its capital to the SB AAA Master Fund LLC, a New York Limited Liability Company (the "Master"). With this cash, the Partnership purchased 128,539.1485 Units of the Master with a fair value of $128,539,149 (including unrealized depreciation of $7,323,329). The Master was formed in order to permit accounts managed now or in the future by AAA Capital Management, Inc. (the "Advisor") using the Energy with Swaps Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. The General Partner and the Advisor believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

     As of March 31, 2004, the Partnership owns approximately 47.9% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition, Statement of Income and Expenses and Members' Capital, Condensed Schedule of Investments and Statement of Cash Flows are included herein.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2004 and December 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

     Certain prior period amounts have been reclassified to conform to current period presentation.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

     The Master's Statements of Financial Condition as of March 31, 2004 and December 31, 2003, Condensed Schedules of Investments as of March 31, 2004 and December 31, 2003, Statements of Income and Expenses and Members' Capital, and Statements of Cash Flows for the three months ended March 31, 2004 and 2003 are presented below:

                             SB AAA Master Fund LLC
                        Statements of Financial Condition
                                   (Unaudited)

                                                                     March 31,    December 31,
                                                                      2004           2003
                                                                 ------------    --------------
Assets:
  Equity in commodity futures trading account:
   Cash (restricted $31,423,756 and  $48,471,997, respectively)   $250,595,531   $231,361,103
   Net unrealized appreciation on open futures positions             8,109,469      8,845,539
   Unrealized appreciation on open swaps positions                  40,162,655     50,093,912
   Commodity options owned, at fair value
    (cost $30,530,491 and $49,687,512, respectively)                36,117,993     42,630,230
                                                                  ------------   ------------
                                                                   334,985,648    332,930,784
   Due from brokers                                                  1,011,299      2,148,690
   Interest receivable                                                 170,348        159,050
                                                                  ------------   ------------

                                                                  $336,167,295   $335,238,524
                                                                  ============   ============
Liabilities and Members' Capital:
 Liabilities:
  Unrealized depreciation on open swap positions                  $ 27,993,038   $ 18,654,566
  Commodity options written, at market value
   (premium received $41,392,687 and $47,549,852, respectively)     45,325,611     57,804,597
  Accrued expenses:
    Commissions                                                      1,733,248      1,670,425
    Professional fees                                                   51,065         59,625
  Due to brokers                                                       336,875      1,815,015
  Due to CGM                                                            22,978         22,978
  Distribution payable                                                 167,702        153,681
                                                                  ------------   ------------
                                                                    75,630,517     80,180,887
                                                                  ------------   ------------
Members' Capital:
  Members' Capital, 198,036.9344 and 211,023.7320 Units
   outstanding in 2004 and 2003, respectively                      260,536,778    255,057,637
                                                                  ------------   ------------
                                                                  $336,167,295   $335,238,524
                                                                  ============   ============

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                 March 31, 2004
                                   (Unaudited)

           Number of
Sector      Contracts   Contract                                                  Fair Value
-------   ----------    -----------------------------------                       ----------
Energy                  Futures contracts purchased 12.09%
             4,601      NYMEX Natural Gas Jun. 04 - Mar. 06 11.42%               $29,747,052
                        Other  0.67%                                               1,738,999

                        Futures contracts sold (8.97)%                           (23,376,582)
                                                                                 ------------
                          Total futures contracts 3.12%                            8,109,469
                                                                                 ------------
                        Options owned 13.86%
             6,318      NYMEX Natural Gas May 04 - Apr.05  9.37%                  24,408,789
                        Other  4.49%                                              11,709,204
                                                                                  ----------
                                                                                  36,117,993
                                                                                 ------------
                        Options written (17.40)%
             4,529      NYMEX Natural Gas May 04 - Dec. 04 (11.39)%              (29,673,208)
                        Other  (6.01)%                                           (15,652,403)
                                                                                 ------------
                                                                                 (45,325,611)
                                                                                 ------------
                        Unrealized appreciation on Swaps contracts 15.41%
                        NYMEX Gasoline Dec. 05 5.41%                              14,104,977
                        Other 10.00%                                              26,057,678
                                                                                  ----------
                                                                                  40,162,655
                                                                                 ------------
                        Unrealized depreciation on Swaps contracts  (10.74)%
                        NYMEX Gasoline Dec. 05 (7.47)%                           (19,457,370)
                        Other (3.27)%                                             (8,535,668)
                                                                                 ------------
                                                                                 (27,993,038)
                                                                                 ------------
Total Energy Fair Value 4.25%                                                    $11,071,468
                                                                                 ===========

                                               Investments at                  % of Investments at
Country Composition                             Fair Value                         Fair Value
--------------------                           -------------                     ------------
United Kingdom                                   $  (618,055)                        (5.58)%
United States                                     11,689,523                        105.58
                                                 -----------                        -------
                                                $ 11,071,468                        100.00%
                                                ============                        ======



Percentages are based on Members' Capital unless otherwise indicated

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

                    Number of
Sector              Contracts    Contract                                                         Fair Value
------              ---------    --------                                                        ------------
Energy                           Futures contracts purchased 5.35%                                $13,637,465
                                 Futures contracts sold (1.88)%                                    (4,791,926)
                                                                                                  -----------
                                   Total futures contracts 3.47%                                    8,845,539
                                                                                                  -----------
                                 Options owned 16.71%
                    6,488        NYMEX Natural Gas Put Feb. 04 - Oct. 04  8.98%                    22,900,060
                                 Other 7.73%                                                       19,730,170
                                                                                                  -----------
                                                                                                   42,630,230
                                                                                                  -----------
                                 Options written (22.66)%
                    7,335        NYMEX Natural Gas Call Feb. 04 - Dec. 04 (16.04)%                (40,916,710)
                                 Other (6.62)%                                                    (16,887,887)
                                                                                                  -----------
                                                                                                  (57,804,597)
                                                                                                  -----------
                                 Unrealized appreciation on Swaps contracts 19.64%
                    1,000        HH Natural Gas Feb. 04  8.22%                                     20,967,521
                                 Other 11.42%                                                      29,126,391
                                                                                                  -----------
                                                                                                   50,093,912
                                                                                                  -----------

                                 Unrealized depreciation on Swaps contracts (7.31)%               (18,654,566)
                                                                                                  -----------
Total Energy Fair Value 9.85%                                                                     $25,110,518
                                                                                                  ===========

                                                      Investments at      % of Investments at
        Country Composition                             Fair Value            Fair Value
        --------------------                          --------------         -------------

        United Kingdom                                    $(113,943)            (0.45)%
        United States                                    25,224,461            100.45
                                                        -----------            ------
                                                        $25,110,518            100.00%
                                                         ==========            ======

Percentages are based on Members' Capital unless otherwise indicated.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                March 31, 2004
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
             Statements of Income and Expenses and Member's Capital
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                     -------------------------------
                                                             2004          2003
                                                      ----------------------------

Income:
 Net gains (losses) on trading of commodity
   interests:
 Realized gains (losses) on closed positions         $  24,591,283    $(143,773,821)
 Change in unrealized gains (losses) on open
   positions                                            (1,039,194)      32,010,513
                                                     -------------    -------------
                                                        23,552,089     (111,763,308)
 Interest income                                           459,513          822,408
                                                     -------------    -------------
                                                        24,011,602     (110,940,900)
                                                     -------------    -------------
Expenses:
 Brokerage commissions including clearing fees
   of  $269,728 and $1,036,546, respectively             2,327,297        6,497,159
 Other expenses                                             11,740            9,194
                                                     -------------    -------------
                                                         2,339,037        6,506,353
                                                     -------------    -------------
 Net income (loss)                                      21,672,565     (117,447,253)

 Additions                                               1,539,508       32,986,186
 Redemptions                                           (17,282,974)     (21,494,026)
 Distribution of interest to feeder funds                 (449,958)        (780,227)
                                                     -------------    -------------
Net increase (decrease) in Members Interest              5,479,141     (106,735,320)

Members' capital, beginning of period                  255,057,637      350,283,453
                                                      ------------    -------------
Members' capital, end of period                      $ 260,536,778    $ 243,548,133
                                                     =============    =============
Net asset value per Unit
  (198,036.9344 and 224,062.2088 Units outstanding
  in March 31, 2004 and 2003, respectively)          $    1,315.61    $    1,086.49
                                                     =============    =============

Net income (loss) per Unit of Member Interest        $      109.18    $     (530.48)
                                                     =============    =============

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Three Months Ended
                                                                          March 31,
                                                              -------------------------------------
                                                                   2004                2003
                                                              ---------------     ----------------


Cash flows from operating activities:
     Net income (loss)                                           $21,672,565        $(117,447,253)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
        Changes in operating assets and liabilities:
          Net unrealized appreciation on open futures positions      736,070           15,511,411
          Unrealized appreciation on open swaps positions          9,931,257           (7,200,789)
          Commodity options owned, at fair value                   6,512,237          (18,025,816)
          Due from brokers                                         1,137,391           (1,331,133)
          (Increase) decrease in interest receivable                 (11,298)              44,349

          Unrealized depreciation on open swaps positions          9,338,472          (17,803,498)
          Commodity options written, at fair value               (12,478,986)         (13,542,641)
          Accrued Expenses:
           Increase (decrease) in commissions                         62,823           (1,672,096)
           Increase (decrease) in professional fees                   (8,560)               9,193
           Due to brokers                                         (1,478,140)           7,163,242
          Increase (decrease)in distribution of
             interest to feeder funds                                 14,021              (42,499)
                                                              ---------------     ----------------
              Net cash provided by (used in) operating
               activities                                         35,427,852         (154,337,530)
                                                              ---------------     ----------------
Cash flows from financing activities:
     Proceeds from additions                                       1,539,508           32,986,186
     Payments for redemptions                                    (17,282,974)         (21,494,026)
     Distribution of interest to feeder funds                       (449,958)            (780,227)
                                                              ---------------     ----------------
              Net cash provided by (used in) financing
               activities                                        (16,193,424)          10,711,933
                                                              ---------------     ----------------
              Net change in cash                                  19,234,428         (143,625,597)
              Cash, at beginning of period                       231,361,103          330,218,077
                                                              ---------------     ----------------
              Cash, at end of period                            $250,595,531        $ 186,592,480
                                                              ===============     ================

<
                                       12

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

2. Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Partnership Interest for the three months ended March 31, 2004 and 2003 were as follows:

                                                                      Three Months Ended
                                                                          March 31,
                                                                 ------------------------
                                                                     2004          2003
                                                                 -------------  ---------


Net realized and unrealized gains (losses)*                      $  168.40      $ (851.37)
Interest Income                                                       3.47           5.64
Expenses**                                                          (10.16)        (10.57)
                                                                    -------      ---------
Increase (decrease) for the period                                  161.71        (856.30)
Net Asset Value per Redeemable Unit, beginning of period          1,907.68       2,588.58
                                                                   --------       --------
Net Asset Value per Redeemable Unit, end of period              $ 2,069.39      $1,732.28
                                                                  ========       ========

* Includes commissions expenses allocated from Master
** Excludes commissions expenses allocated from Master and includes incentive fee allocation to Special Limited Partner

Ratio to average net assets:***
  Net investment loss before incentive fee allocation****         (5.5)%         (1.0)%
                                                                  ----           ----


Operating expenses                                                 5.9%           8.6%
  Incentive fee allocation                                           -              -
                                                                   ---            ----
  Total expenses and incentive fee allocation                      5.9%           8.6%
                                                                   ===            ===

Total return:
  Total return before incentive fee allocation                     8.5%         (33.1)%
  Incentive fee allocation                                            -              -
                                                                   ---          -----
  Total return after incentive fee allocation                      8.5%         (33.1)%
                                                                   ===          =====


*** Annualized (except for incentive fee allocation)
**** Interest income less total expenses (exclusive of incentive fee allocation)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


Financial Highlights of the Master:

                                                        Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                           2004         2003
                                                     ------------  -----------
Net realized  and unrealized gains (losses)*            $ 106.95    $ (534.16)
Interest income                                             2.27         3.72
Expenses**                                                 (0.04)       (0.04)
                                                     -----------   ----------
Increase (decrease) for the period                        109.18      (530.48)
Distributions                                              (2.23)       (3.52)
Net Asset Value per Unit, beginning of period           1,208.66     1,620.49
                                                     ------------  -----------

Net Asset Value per Unit, end of period               $ 1,315.61   $ 1,086.49
                                                     ===========   ===========

* Includes brokerage commissions
** Excludes brokerage commissions


Ratios to average net assets:***
  Net investment loss ****                                  (3.0)%       (7.6)%
                                                     ============  ===========

  Operating expenses                                         3.7%         8.7%
                                                     ============  ===========

  Total return:                                              9.0%       (32.7)%
                                                     ============  ===========


*** Annualized
**** Interest income less total expenses


The above ratios may vary for individual investors based on the timing of capital transactions during the year.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2004 and December 31, 2003, based on a monthly calculation, were $3,338,717 and $39,703,607, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at March 31, 2004 and December 31, 2003 were $11,071,468 and $25,110,518, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)



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

     The majority of these instruments mature within one year of March 31, 2004. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master, cash and interest receivable. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, and redemptions of Redeemable Units and distributions of profits, if any.

     For the three months ended March 31, 2004, Partnership capital increased 3.5% from $119,522,462 to $123,717,210. This increase was attributable to net income from operations of $9,732,253, which was partially offset by the redemptions of 2,869.1395 Redeemable Units resulting in an outflow of $5,537,505. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2004, the Master's capital increased 2.1% from $255,057,637 to $260,536,778. This increase was attributable to net income from operations of $21,672,565, coupled with addition of 1,257.1846 Units totaling $1,539,508 which was partially offset by the redemptions of 14,243.9822 Units totaling $17,282,974 and distributions of interest of $449,958 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts, as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statement of Financial Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

     During the Partnership's first quarter of 2004, the Net Asset Value per Redeemable Unit increased 8.5% from $1,907.68 to $2,069.39 as compared to an decrease of 33.1% in the first quarter of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $11,256,021. Gains were primarily attributable to the Master's trading of commodity futures in energy swaps, NYMEX Crude Oil, NYMEX Unleaded Gas and NYMEX Natural Gas and were partially offset by losses in IPE Brent Crude Oil and NYMEX Heating Oil. The Partnership experienced a net trading loss before commissions and related fees in the first quarter of 2003 of $56,337,241. Losses were primarily attributable to the Master's trading of commodity futures in IPE Brent Crude Oil, NYMEX Natural Gas, NYMEX Unleaded gas and NYMEX Heating Oil, and were partially offset by gains in energy swaps, NYMEX Crude Oil and IPE Gas Oil.

After a slow start to the year the first quarter of 2004 ended with solid gains.

     The year began with a fairly static January performance. Losses early in the month forced some scale back of position size in both petroleum and natural gas. But, soft cash markets finally prevailed over weather, and natural gas prices dropped nearly $2.00/MM BTU. This was in line with expectations and allowed for gains in natural gas which brought performance for the month back to near break even.

     The month of February saw a strong performance across the energy markets with solid gains accrued in both natural gas and petroleum positions. The lion's share of the February gain was tied to trading in easing US natural gas markets. Bear spreads on the front end of the natural gas price curve yielded strong results as prices declined toward $5.00 per MMBTU. Natural gas gains also benefited from the long dated portion of the price curve (beyond mid 2004), where the advisor had much of its long term length, actually edged higher during February even as cash and spot futures prices retreated.

     March's positive performance came from a number of sectors including long dated crude futures positions (long Dec 2005), length in gasoline spreads and gasoline options. One of the largest contributors to the positive bottom line came from the natural gas sector. Specifically, a bearish short option/volatility position on the front end of the market combined with a long futures position in the summer months yielded solid results as the curve weakened amid general market inactivity and contracting option premiums.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and the Master Fund) depends on the Advisor's ability to forecast price changes in energy and energy related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Partnership (and the Master Fund) expects to increase capital through operations.

     Interest income on 80% of the Partnership's average daily equity as allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80%, its allocated share of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from the Master for the three months ended March 31, 2004 decreased by $183,143 as compared to the corresponding period in 2003. The decrease in interest income is primarily due to a decrease in interest rates during the three months ended March 31, 2004 as compared to 2003.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2004 decreased by $109,460 as compared to the corresponding period in 2003. The decrease in management fees is due to a decrease in average assets during the three months ended March 31, 2004.

     Special limited partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three months ended March 31, 2004 and 2003.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of March 31, 2004 and the highest and lowest value at any point during the three months ended March 31, 2004. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2004, the Master's total capitalization was $260,536,778. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2003.



                        March 31, 2004

                                                                        Year to Date
                                                      ------------------------------------------------------
                                       % of Total           High              Low         Average Value at
Market Sector        Value at Risk   Capitalization    Value at Risk     Value at Risk          Risk
--------------       ------------- ------------------- ----------------- ----------------- ----------------
Energy                 $18,998,850       7.29%         $29,837,388       $10,894,859        $16,381,705
Energy Swaps             1,988,189       0.76%          $6,027,189        $1,988,189         $3,188,189
                         ---------       -----
Total                  $20,987,039       8.05%
                       ===========      =====

Item 4. Controls and Procedures

         Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2004, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls during the first quarter of 2004.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Regulatory Matters

     Both the Department of Labor and the IRS have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

ENRON CORP

     In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of the company's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transaction Citigroup did with Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. Oral argument before Judge Swain was held on November 20, 2003.

Mutual Funds

     In 2003, several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. The Company has received subpoenas and other requests for information from various government regulators regarding market timing, fees, sales practices and other mutual fund issues in connection with various investigations, including an investigation by the SEC and a United States Attorney into the arrangements under which CGMH became the transfer agent for many of the mutual funds in the Smith Barney fund complex. CGMH is cooperating fully with all such reviews.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - None

          The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

Period                          (a)  Total  Number  of  (b)   Average    Price  (c)  Total  Number of  (d)   Maximum   Number
                                Shares    (or   Units)  Paid  per   Share  (or  Shares   (or   Units)  (or        Approximate
                                Purchased*              Unit)**                 Purchased  as Part of  Dollar    Value)    of
                                                                                Publicly    Announced  Shares    (or   Units)
                                                                                Plans or Programs       that    May   Yet   Be
                                                                                                       Purchased   Under  the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
January 1, 2004 - January  31,     1,723.7588              $1,885.14               N/A                    N/A
2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
February  1,  2004 -  February       746.6734              $1,959.22               N/A                    N/A
29, 2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
March 1, 2004 - March 31, 2004       398.7073              $2,069.39               N/A                    N/A

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                              2,869.1395              $1,971.25               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.


Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

          (a) The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2003.

               Exhibit   -  31.1  -   Rule   13a-14(a)/15d-14(a)   Certification
               (Certification of President and Director)

               Exhibit   -  31.2  -   Rule   13a-14(a)/15d-14(a)   Certification
               (Certification of Chief Financial Officer and Director)

               Exhibit - 32.1 - Section 1350 Certification (Certification of President and Director).

               Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

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

SMITH BARNEY AAA ENERGY FUND L.P.


By:  Citigroup Managed Futures LLC
           (General Partner)



By:  /s/ David J. Vogel
         --------------
         David J. Vogel
         President and Director


Date:        5/10/04
          ----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Citigroup Managed Futures LLC
           (General Partner)



By:  /s/ David J. Vogel
         --------------
         David J. Vogel
         President and Director


Date:        5/10/04
          -------------


By:  /s/ Daniel R. McAuliffe, Jr.
         ----------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and
         Director

Date:        5/10/04
          -------------

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 10, 2004
                                              /s/ David J. Vogel
                                                  ---------------
                                                  David J. Vogel
                                                  Citigroup Managed Futures LLC
                                                  President and Director

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  May 10, 2004

                                        /s/ Daniel R. McAuliffe, Jr.
                                            -----------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney AAA Energy Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.

/s/ David J. Vogel
    --------------
    David J. Vogel
    Citigroup Managed Futures LLC
    President and Director

May 10, 2004

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney AAA Energy Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
    Daniel R. McAuliffe, Jr.
    Citigroup Managed Futures LLC
    Chief Financial Officer and Director

May 10, 2004