Form 10-Q
period 2004-06-30
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2004-08-06
CIK 1057051

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended June 30, 2004
                      -------------

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

                                    Yes X     No ____

                        SMITH BARNEY AAA ENERGY FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                        Page
                                                                       Number

PART I - Financial Information:

     Item 1. Financial Statements:

             Statements of Financial Condition at
             June 30, 2004 and December 31,
             2003 (unaudited).                                           3

             Statements of Income and Expenses
             and Partners' Capital for the three and six
             months ended June 30, 2004
             and 2003 (unaudited).                                       4

             Statements of Cash Flows for the three and six
             months ended June 30, 2004 and
             2003 (unaudited).                                           5

             Notes to Financial Statements,
             including the Financial Statements
             of SB AAA Master Fund LLC (unaudited).                    6 - 16

     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations.                                              17 - 20

     Item 3. Quantitative and Qualitative
             Disclosures about Market Risk                            21 - 22

     Item 4. Controls and Procedures                                    23

PART II - Other Information                                             24

                                     PART I
                          Item 1. Financial Statements

                        Smith Barney AAA Energy Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                      June 30,     December 31,
                                                        2004           2003
                                                   -----------     ------------

Assets:
Investment in Master, at fair value                $125,493,830   $121,348,210
Cash                                                     45,570         18,703
                                                   -----------    ------------
                                                   $125,539,400   $121,366,913
                                                   ============    ============

Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Management fees                                    $    205,720   $    206,097
Other                                                    50,400         35,681
Redemptions payable                                   2,183,003      1,602,673
                                                     ----------   ------------
                                                      2,439,123      1,844,451
                                                     ----------   ------------
Partners' capital:
General Partner, 913.9790 Unit equivalents
outstanding in 2004 and 2003                          1,956,509      1,743,579
Limited Partners, 56,592.0203 and 61,739.4038
Redeemable Units of Limited Partnership Interest
outstanding in 2004 and 2003, respectively          121,143,768    117,778,883
                                                    -----------   ------------
                                                    123,100,277    119,522,462
                                                    -----------   ------------
                                                   $125,539,400   $121,366,913
                                                    ===========    ============

See Accompanying Notes to Unaudited Financial Statements.

                        Smith Barney AAA Energy Fund L.P.
             Statements of Income and Expenses and Partners' Capital
                                   (Unaudited)

                                                            Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                           2004             2003               2004         2003
                                                      ------------      ----------        ----------     ----------
Income:
  Realized gains (losses) on closed
    positions from Master                              $ 1,919,464    $ 24,560,994      $ 13,649,843   $(48,361,162)
  Change in unrealized gains (losses)
    on open positions from Master                        3,768,368      (2,167,213)        3,294,010     14,417,702
  Income allocated from Master                             234,602         278,224           446,776        673,541
  Expenses allocated from Master                        (1,052,021)     (1,555,452)       (2,171,739)    (4,750,610)
                                                      ------------      ----------        ----------     ------------
                                                         4,870,413      21,116,553        15,218,890    (38,020,529)
Expenses:

  Management fee                                           623,793         652,503         1,225,014      1,363,184
  Other expenses                                            14,400          27,437            29,403         52,499
                                                      ------------      ----------        ----------     ------------
                                                           638,193         679,940         1,254,417      1,415,683
                                                      ------------      ----------        ----------     ------------
  Net income  (loss)                                     4,232,220      20,436,613        13,964,473    (39,436,212)
  Redemptions - Limited Partners                        (4,849,153)     (4,523,794)      (10,386,658)    (8,887,580)
                                                      ------------      ----------        ----------     ------------
  Net increase (decrease) in Partners' capital            (616,933)     15,912,819         3,577,815    (48,323,792)
Partners' capital, beginning of period                 123,717,210     117,615,047       119,522,462    181,851,658
                                                      ------------      ----------        ----------    ------------
Partners' capital, end of period                     $ 123,100,277   $ 133,527,866     $ 123,100,277  $ 133,527,866
                                                     =============    ============      ============    ===========
Net asset value per Unit
  (57,505.9993 and 65,572.5293 Redeemable Units
   outstanding at June 30, 2004 and 2003,
   respectively)                                       $  2,140.65    $   2,036.34       $  2,140.65    $  2,036.34
                                                        ==========       =========         =========      =========
Net income (loss) per Redeemable Unit of Limited
  Partnership Interest and General Partner
  Unit equivalent                                       $    71.26     $    304.06        $   232.97   $   (552.24)
                                                         =========       =========         =========      =========

See Accompanying Notes to Unaudited Financial Statements.

                        Smith Barney AAA Energy Fund L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                           Three months ended               Six months ended
                                                                                June 30,                        June 30,
                                                                     ---------------------------    -------------------------------
                                                                          2004         2003              2004             2003
                                                                     ---------------------------    --------------------------------
Cash flows from operating activities:
  Net income (loss)                                                    $4,232,220   $20,436,613      $13,964,473    $(39,436,212)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Changes in operating assets and liabilities:
            Investment in Master, at fair value                          (735,356)  (13,230,635)      (4,145,620)     60,617,033

         Accrued expenses:
            Increase (decrease) in management fees                         (5,611)       15,123             (377)       (110,317)
            Increase in other                                               4,016        28,942           14,719          54,006
         Redemptions payable                                            1,357,922    (2,700,629)         580,330     (12,186,247)
                                                                     ------------    ----------      -----------      -----------
               Net cash provided by (used in) operating activities      4,853,191     4,549,414       10,413,525       8,938,263
                                                                     ------------     ----------      ----------       ---------
Cash flows from financing activities:
  Payments for redemptions                                             (4,849,153)   (4,523,794)     (10,386,658)     (8,887,580)
                                                                     ------------     ---------      -----------      ----------
               Net change in cash                                           4,038        25,620           26,867          50,683
               Cash, at beginning of period                                41,532        30,244           18,703           5,181
                                                                     ------------     ---------       -----------       ----------
               Cash, at end of period                                    $ 45,570     $  55,864        $  45,570       $  55,864
                                                                     ============      ========       ===========       =========



See Accompanying Notes to Unaudited Financial Statements.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


1. General:

     Smith Barney AAA Energy Fund L.P. (the "Partnership") is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind but intends initially to trade solely energy and energy-related products. In addition, the Partnership may enter into swap contracts on energy-related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. During the initial offering period (February 12, 1998 through March 15, 1998), the Partnership sold 49,538 redeemable units ("Redeemable Units"). The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests.

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the General Partner (the "General Partner") of the Partnership and the managing member of the Master, as defined below. The Partnership's/Master's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

     Effective September 1, 2001, the Partnership allocated substantially all of its capital to the SB AAA Master Fund LLC, a New York limited liability company (the "Master"). With this cash, the Partnership purchased 128,539.1485 Units of the Master with a fair value of $128,539,149 (including unrealized depreciation of $7,323,329). The Master was formed in order to permit accounts managed by AAA Capital Management, Inc. (the "Advisor") using the Energy with Swaps Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. The General Partner and the Advisor believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

     As of June 30, 2004, the Partnership owned approximately 48.0% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Condensed Schedule of Investments and Statements of Cash Flows are included herein.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)





     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                        Smith Barney AAA Energy Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

     The Master's Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2004 and December 31, 2003 and Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three and six months ended June 30, 2004 and 2003 are presented below:

                             SB AAA Master Fund LLC
                        Statements of Financial Condition
                                   (Unaudited)

                                                                          June 30,          December 31,
                                                                            2004                2003
                                                                        --------------       ------------
Assets:

  Equity in commodity futures trading account:
  Cash  (restricted $32,548,811 and  $48,471,997, respectively)           $246,443,750     $  231,361,103
  Net unrealized appreciation on open futures positions                     15,310,591          8,845,539
  Unrealized appreciation on open swaps positions                           56,926,392         50,093,912
  Commodity options owned, at fair value
   (cost $27,220,225 and $49,687,512, respectively)                         33,541,142         42,630,230
                                                                         -------------       ------------
                                                                           352,221,875        332,930,784
  Due from brokers                                                           4,841,914          2,148,690
  Interest receivable                                                          184,111            159,050
                                                                         -------------       -------------
                                                                          $357,247,900     $  335,238,524
                                                                         =============       =============

Liabilities and Members' Capital:
Liabilities:
  Unrealized depreciation on open swap positions                          $ 53,255,398        $18,654,566
  Commodity options written, at market value
   (premium received $42,707,960 and $47,549,852, respectively)             38,180,640         57,804,597
  Accrued expenses:
   Commissions                                                               1,674,819          1,670,425
   Professional fees                                                            42,540             59,625
  Due to brokers                                                             2,371,013          1,815,015
  Due to CGM                                                                    22,978             22,978
  Distribution payable                                                         182,583            153,681
                                                                          ------------        ------------
                                                                            95,729,971         80,180,887
                                                                          ------------        ------------
Members' Capital:
  Members' Capital, 191,545.8749 and 211,023.7320 Units
  outstanding in 2004 and 2003, respectively                               261,517,929        255,057,637
                                                                          ------------        -----------
                                                                          $357,247,900     $  335,238,524
                                                                          ============        ============

                        Smith Barney AAA Energy Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                  June 30, 2004
                                   (Unaudited)

           Number of
Sector     Contracts   Contract                                                     Fair Value
------     ----------- -----------------------------------                        ------------

Energy
                       Futures contracts purchased 4.29%                        $  11,210,090
                       Futures contracts sold 1.56%
                                                                                    4,100,501
                                                                                 -------------
                         Total futures contracts 5.85%                             15,310,591

                       Options owned 12.83%
                2,117  NYMEX Natural Gas Aug. 04 - May 05  5.58%                   14,584,160
                       Other  7.25%                                                18,956,982
                                                                                 -------------
                                                                                   33,541,142

                       Options written (14.60)%
                1,647  NYMEX Natural Gas Aug. 04 - Feb. 05 (7.15)%                (18,705,710)
                       Other  (7.45)%                                             (19,474,930)
                                                                                 -------------
                                                                                  (38,180,640)

                       Unrealized appreciation on Swaps contracts 21.77%           56,926,392

                       Unrealized depreciation on Swaps contracts (20.37)%        (53,255,398)
                                                                                 ------------
           Total Energy Fair Value 5.48%                                        $  14,342,087
                                                                                 ============



                        Investment at        % of Investment at
Country Composition      Fair Value               Fair Value
--------------------     ----------          -----------------
United Kingdom          $   422,630                   2.95%
United States            13,919,457                  97.05
                         ----------                 --------
                        $14,342,087                 100.00%
                         ==========              ===========

Percentages are based on Members' Capital unless otherwise indicated.

                        Smith Barney AAA Energy Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2003

                     Number of
Sector               Contracts    Contract                                               Fair Value
-----------         -----------  --------------------------------------------         -------------

Energy                           Futures contracts purchased 5.35%                     $13,637,465
                                 Futures contracts sold (1.88)%                         (4,791,926)
                                                                                       -----------
                                   Total futures contracts 3.47%                         8,845,539

                                 Options owned 16.71%
                      6,488      NYMEX Natural Gas Put Feb. 04 - Oct. 04  8.98%         22,900,060
                                 Other 7.73%                                            19,730,170
                                                                                       -----------
                                                                                        42,630,230
                                 Options written (22.66)%
                      7,335      NYMEX Natural Gas Call Feb. 04 - Dec. 04 (16.04)%     (40,916,710)
                                 Other (6.62)%                                         (16,887,887)
                                                                                       ------------
                                                                                       (57,804,597)
                                 Unrealized appreciation on Swaps contracts 19.64%
                      1,000      HH Natural Gas Feb.  04  8.22%                         20,967,521
                                 Other 11.42%                                           29,126,391
                                                                                       ------------
                                                                                        50,093,912

                                 Unrealized depreciation on Swaps contracts (7.31)%    (18,654,566)
                                                                                       ------------
Total Energy Fair Value 9.85%                                                          $25,110,518
                                                                                       ============

                                                   Investments at                 % of Investments at
Country Composition                                  Fair Value                       Fair Value
--------------------                              -----------                      ----------------
United Kingdom                                      $(113,943)                         (0.45)%
United States                                      25,224,461                         100.45
                                                  -----------                         ------
                                                  $25,110,518                         100.00%
                                                  ===========                         =======


Percentages are based on Members' Capital unless otherwise indicated.

                        Smith Barney AAA Energy Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
             Statements of Income and Expenses and Members' Capital
                                   (Unaudited)

                                                                Three Months Ended               Six Months Ended
                                                                     June 30,                         June 30,
                                                        ----------------------------------------------------------------
                                                             2004            2003                2004               2003
                                                        -----------------------------------------------------------------
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions             $   3,978,261    $  51,205,109    $  28,569,544    $ (92,568,712)
Change in unrealized gains (losses) on open
 positions                                                  7,896,158       (4,955,814)       6,856,964       27,054,699
                                                         ------------       ----------       ----------     -------------
                                                           11,874,419       46,249,295       35,426,508      (65,514,013)

Interest income                                               506,446          721,637          965,959        1,686,957
                                                         ------------       ----------       ----------     -------------
                                                           12,380,865       46,970,932       36,392,467      (63,827,056)
                                                         ------------       ----------       ----------     -------------
Expenses:
Brokerage commissions including clearing fees
 of $321,424, $398,062, $591,163
 and $1,434,608, respectively                               2,183,710        3,289,199        4,511,007        9,786,358
Professional fees                                              15,689            9,297           27,429           18,491
                                                        ------------       ----------       ----------     -------------
                                                            2,199,399        3,298,496        4,538,436        9,804,849
                                                         ------------       ----------       ----------     -------------
Net income (loss)                                          10,181,466       43,672,436       31,854,031      (73,631,905)
 Additions                                                  4,371,518       12,193,128        5,911,026       45,179,314
 Redemptions                                              (13,073,006)     (17,378,056)     (30,355,980)     (38,872,082)
 Distribution of interest to feeder funds                    (498,827)        (706,482)        (948,785)      (1,629,621)
                                                         ------------       ----------       ----------     -------------
Net increase (decrease) in Members' Interest                  981,151       37,781,026        6,460,292      (68,954,294)
Members' capital, beginning of period                     260,536,778      243,548,133      255,057,637      350,283,453
                                                        ------------       ----------       ----------     -------------
Members' capital, end of period                         $ 261,517,929    $ 281,329,159    $ 261,517,929    $ 281,329,159
                                                         ============      ===========      ===========      ===========
Net asset value per Unit
 (191,545.8749 and 219,606.2204 Units outstanding
 in June 30, 2004 and 2003, respectively)               $    1,365.30    $    1,281.06    $    1,365.30    $    1,281.06
                                                         ============      ===========      ===========      ===========

Net income (loss) per Unit of Member Interest           $       52.27    $      197.61    $      161.43    $     (332.01)
                                                         ============      ===========      ===========      ===========

                        Smith Barney AAA Energy Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
                            Statements of Cash Flows
                                   (Unaudited)

                                                                            Three months ended                Six months ended
                                                                                 June 30,                         June 30,
                                                                    ---------------------------------------------------------------
                                                                          2004              2003            2004            2003
                                                                    ----------------------------------------------------------------
Cash flows from operating activities:

  Net Income (loss)                                                    $10,181,466      $43,672,436     $31,854,031   $(73,631,905)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Changes in operating assets and liabilities:
         Net unrealized appreciation (depreciation) on open
          futures positions                                             (7,201,122)      (4,996,585)     (6,465,052)    10,514,826
         Unrealized appreciation on open swaps contracts               (16,763,737)      (8,859,120)     (6,832,480)   (16,059,909)
         Commodity options owned, at fair value                          2,576,851       49,556,337       9,089,088     31,530,521
         Increase (decrease) in due from brokers                        (3,830,615)       9,058,112      (2,693,224)     7,726,979
         Increase (decrease) in interest receivable                        (13,763)          44,407         (25,061)        88,756


         Unrealized depreciation on open swap positions                 25,262,360       (2,762,412)     34,600,832    (20,565,910)

         Commodity options written, at fair value                       (7,144,971)     (12,072,266)    (19,623,957)   (25,614,907)
       Accrued expenses:
         Increase (decrease) in commissions                                (58,429)        (616,808)          4,394     (2,288,904)
         Increase (decrease) in professional fees                           (8,525)           9,296         (17,085)        18,489
         Increase (decrease) in due to brokers                           2,034,138       (5,291,253)        555,998      1,871,989
         Increase (decrease) in distribution  payable                       14,881          (44,429)         28,902        (86,928)
                                                                      -------------     -----------     -----------    ------------
              Net cash provided by (used in) operating activities        5,048,534       67,697,715      40,476,386    (86,496,903)
                                                                      -------------     -----------     -----------     ------------

Cash flows from financing activities:

  Proceeds from additions                                                4,371,518       12,193,128       5,911,026     45,179,314
  Payments for redemptions                                             (13,073,006)     (17,378,056)    (30,355,980)   (38,872,082)
  Distribution of interest to feeder funds                                (498,827)        (706,482)       (948,785)    (1,629,621)
                                                                      -------------     -----------    ------------    ------------
              Net cash provided by (used in) financing activities       (9,200,315)      (5,891,410)    (25,393,739)     4,677,611
                                                                     -------------     -----------    ------------     ------------
              Net change in cash                                        (4,151,781)      61,806,305      15,082,647    (81,819,292)
              Cash, at beginning of period                             250,595,531      186,592,480     231,361,103    330,218,077
                                                                      ------------     -----------     ------------   -------------
              Cash, at end of period                                  $246,443,750     $248,398,785    $246,443,750   $248,398,785
                                                                      ============      ===========     ===========   =============

                        Smith Barney AAA Energy Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

2. Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                                  Three Months Ended                     Six Months Ended
                                                          ------------------------------------  ------------------------------------
                                                           June 30, 2004      June 30, 2003      June 30, 2004      June 30, 2003
                                                          -----------------  -----------------  -----------------  -----------------

Net realized and unrealized gains (losses) *                     $   78.20          $  310.15          $  246.60        $  (541.22)
Interest income                                                       3.95               4.15               7.42              9.79
Expenses **                                                         (10.89)            (10.24)            (21.05)           (20.81)
                                                          -----------------  -----------------  -----------------  -----------------
Increase (decrease) for the period                                   71.26             304.06             232.97           (552.24)
Net Asset Value per Redeemable Unit, beginning of period          2,069.39           1,732.28           1,907.68          2,588.58
                                                          -----------------  -----------------  -----------------  -----------------
Net Asset Value per Redeemable Unit, end of period              $ 2,140.65         $ 2,036.34         $ 2,140.65        $ 2,036.34
                                                          =================  =================  =================  =================

* Includes commissions allocated from the Master.
** Excludes commissions allocated from the Master.


Ratios to average net assets:***
Net investment income (loss) before incentive fee
 allocation****                                                       (4.7)%           (5.4)%           (4.9)%           (7.8)%
                                                          ================= ================= ================= ================


Operating expense                                                      5.5%             6.0%             5.7%             8.7%
Incentive fee allocation                                                 -%               -%               -%               -%
                                                          ----------------- ---------------- ---------------- -----------------
Total expenses                                                         5.5%             6.0%             5.7%             8.7%
                                                          ================= ================ ================ =================

Total return:
Total return before incentive fee allocation                           3.4%            17.6%            12.2%           (21.3)%
Incentive fee allocation                                                 -%               -%               -%               -%
                                                          ----------------- ---------------- ---------------- -----------------
Total return after incentive fee allocation                            3.4%            17.6%            12.2%           (21.3)%
                                                          ================= ================ ================ =================

*** Annualized (except for incentive fee allocation)
**** Interest income less total expenses (exclusive of incentive fee allocation) The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

                        Smith Barney AAA Energy Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


Financial Highlights of the Master:

                                                      Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                   ----------------------   -----------------------
                                                       2004        2003         2004        2003
                                                   ----------------------   -----------------------

Net realized and unrealized gains (losses) *        $  49.73     $ 194.36      $156.69     $(339.61)
Interest Income                                         2.61         3.29         4.89         7.68
Expenses **                                            (0.07)       (0.04)       (0.15)       (0.08)
                                                     ---------    ---------    ---------    ---------
Increase (decrease) for the period                     52.27       197.61       161.43      (332.01)
Distributions                                          (2.58)       (3.22)       (4.80)       (7.42)
Net Asset Value per Unit, beginning of period       1,315.61     1,086.67     1,208.67     1,620.49
                                                   ---------    ---------    ---------    ---------
Net Asset Value per Unit, end of period           $ 1,365.30   $ 1,281.06   $ 1,365.30 $  $1,281.06
                                                   =========    =========    =========    =========

*   Includes brokerage commissions
**  Excludes brokerage commissions

Ratios to average net assets:***
Net investment income (loss)****                        (2.6)%      (3.4)%       (2.7)%       (5.4)%
                                                        ====         ====        ====          ===


Operating expense                                        3.4%         4.4%        3.6%         6.5%
                                                        ====         ====        =====         ====


Total return                                             4.0%        18.2%       13.4%       (20.5)%
                                                        ====         ====        =====        =====


***   Annualized
**** Interest income less total expenses
The above ratios may vary for individual investors based on the timing of capital transactions during the year.

                        Smith Barney AAA Energy Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


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

     The Customer Agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2004 and December 31, 2003, based on a monthly calculation, were $14,504,958 and $39,703,607, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2004 and December 31, 2003 were $14,342,087 and $25,110,518, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.   Financial Instrument Risks:

     In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The Master's swap contracts are OTC contracts.

                        Smith Barney AAA Energy Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)



     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership, through its investment in the Master, has concentration risk because a significant counterparty or broker with respect to the Master's assets is CGM.

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

     The majority of these instruments mature within one year of June 30, 2004. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

     For the six months ended June 30, 2004, Partnership capital increased 3.0% from $119,522,462 to $123,100,277. This increase was attributable to net income from operations of $13,964,473, which was partially offset by the redemptions of 5,147.3835 Redeemable Units resulting in an outflow of $10,386,658. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2004, the Master's capital increased 2.5% from $255,057,637 to $261,517,929. This increase was attributable to net income from operations of $31,854,031, coupled with addition of 4,524.1504 Units totaling $5,911,026 which was partially offset by the redemptions of 24,002.0075 Units totaling $30,355,980 and distributions of interest of $948,785 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

     During the Partnership's second quarter of 2004, the Net Asset Value per Redeemable Unit increased 3.4% from $2,069.39 to $2,140.65 as compared to an increase of 17.6% in the second quarter of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2004 of $5,687,832. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Heating Oil and NYMEX Natural Gas and were partially offset by losses in energy swaps, IPE Gas Oil, NYMEX Unleaded Gas and NYMEX Crude Oil. The Partnership experienced a net trading gain before commissions and related fees in the second quarter of 2003 of $22,393,781. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Natural Gas and energy swaps and were partially offset by losses in NYMEX Unleaded Gas, IPE Brent Crude Oil and NYMEX Heating Oil.

     During the six months ended June 30, 2004, the Net Asset Value per Redeemable Unit increased 12.2% from $1,907.68 to $2,140.65 as compared to a decrease of 21.3% in the same period of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2004 of $16,943,853. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Heating Oil, NYMEX Natural Gas and NYMEX Unleaded Gas and were partially offset by losses in IPE Brent Crude Oil. The Partnership experienced a net trading loss before brokerage commissions and related fees in the six months ended June 30, 2003 of $33,943,460. Losses were primarily attributable to the Master's trading of commodity futures in NYMEX Natural Gas, NYMEX Unleaded Gas and NYMEX Heating Oil and were partially offset by gains in NYMEX Crude Oil and IPE Gas Oil.

     The second quarter saw significant price action across nearly all sectors of the energy markets traded by the Partnership's Advisor. Profits were earned in crude oil, natural gas and gasoline in particular.

     The quarter started off mixed with sector-wide price weakness but as April progressed, a recovery in U.S. petroleum markets moved crude towards $40/barrel. The initial reversal in prices was not initially favorable for the Partnership's positions but natural gas trading provided sufficient profits to finish the month slightly positive overall for the Partnership.

     May saw continuing momentum in crude oil, distillates and favorable price movement for natural gas spreads. Crude oil surpassed $42/barrel in May, the highest price ever witnessed for the NY futures contract. Such high prices while producing profits for the Partnership did not persist long and by early June, prices had retreated by nearly $6/barrel. Performance during May was most positively affected by the Partnership's natural gas position which has anticipated price stability in the near-term but declining prices in the long term.

     Performance was slightly weaker in June with the strong trading performance in natural gas offset by short heating oil spread positions. Profits in natural gas resulted from the continued flattening and weakening of the natural gas price curve even while fixed prices persistently located solid support near the $6/MM BTU level. A stronger than expected showing in the summer's heating oil relative value to other products undermined the Partnership's position in petroleum resulting in an overall net loss in these positions.

     Fundamentals both in the U.S. and Europe, however, look favorable for continued price strength in both crude and natural gas over the intermediate term and should provide opportunities for the Partnership's Advisor.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and the Master Fund) depends on the Advisor's ability to forecast price changes in energy and energy-related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Partnership (and the Master Fund) expects to increase capital through operations.

     Interest income on 80% of the Partnership's average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from the Master for the three and six months ended June 30, 2004 decreased by $43,622 and $226,765, respectively, as compared to the corresponding periods in 2003. The decrease in interest income is primarily due to a decrease in interest rates during the three and six months ended June 30, 2004 as compared to 2003.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2004 decreased by $28,710 and $138,170, respectively, as compared to the corresponding periods in 2003. The decrease in management fees is due to a decrease in average assets during the three and six months ended June 30, 2004.

     Special limited partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations accrued for the three and six months ended June 30, 2004 and 2003.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2004 and the highest, lowest and average value during the three months ended June 30, 2004. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2004, the Master's total capitalization was $261,517,929. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.




                                  June 30, 2004

                                                                          Three Months Ended June 30, 2004
                                                               ----------------- -------------------- -----------------
Market Sector              Value at Risk        % of Total           High                Low           Average Value
                                              Capitalization    Value at Risk       Value at Risk         at Risk
------------------------ ------------------- ----------------- ----------------- -------------------- -----------------
Energy                          $22,034,533        8.43%         $22,385,986          $10,664,222       $18,027,882
Energy Swaps                      1,700,000        0.65%          $1,988,189           $1,698,904        $1,699,635
                                  ---------        -----
Total                           $23,734,533        9.08%
                                ===========        =====

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2004, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

            The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

WorldCom, Inc.

     On May 10, 2004, Citigroup announced that it had agreed to pay $2.65 billion to settle the Worldcom class action suits.

Item 2. Changes in  Securities,  Use of Proceeds and Issuer  Purchases of Equity
        Securities:

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
                                                                                                       Purchased   Under  the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

April 1, 2004 - April 30, 2004  356.7787                $2,057.81               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

May 1, 2004 - May 31, 2004      901.6800                $2,142.63               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

June 1, 2004 - June 30, 2004    1,019.7853              $2,140.65               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

Total                           2,278.2440              $2,113.70               N/A                    N/A
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
               (Certification of Chief Financial Officer and Director)

               Exhibit - 32.1 - Section 1350 Certification (Certification of President and Director).

               Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

          (b)  Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smith Barney AAA Energy Fund L.P.

By:  Citigroup Managed Futures LLC
           (General Partner)



By:  /s/ David J. Vogel
     -------------------
         David J. Vogel
         President and Director


Date:        08/06/04
          -----------


By:  /s/ Daniel R. McAuliffe, Jr.
     ----------------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and
         Director

Date:       08/06/04
          ----------

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

Date: August 6, 2004
                                         /s/  David J. Vogel
                                             ----------------
                                              David J. Vogel
                                              Citigroup Managed Futures LLC
                                              President and Director

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date:  August 6, 2004

                                       /s/ Daniel R. McAuliffe, Jr.
                                           -----------------------
                                           Daniel R. McAuliffe, Jr.
                                           Citigroup Managed Futures LLC
                                           Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney AAA Energy Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J. Vogel
-----------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

August  6, 2004

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney AAA Energy Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
-----------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

August 6, 2004