Form 10-Q
period 2004-09-30
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2004-11-09
CIK 1057051

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2004

Commission File Number 000-25921

SMITH BARNEY AAA ENERGY FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3986032
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
399 Park Avenue. – 7th Fl.
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

Yes X     No

SMITH BARNEY AAA ENERGY FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2004 and December 31, 2003 (unaudited)	3
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2004 and 2003 (unaudited)	4
	Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003 (unaudited)	5
	Notes to Financial Statements, including the Financial Statements of SB AAA Master Fund LLC (unaudited)	6 – 15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	20
PART II - Other Information		21

PART I

Item 1. Financial Statements

Smith Barney AAA Energy Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2004	December 31, 2003
Assets:
Investment in Master, at fair value	$150,671,667	$121,348,210
Cash	55,073	18,703
	$150,726,740	$121,366,913
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Management fees	$246,995	$206,097
Incentive fees	435,109	—
Other	59,903	35,681
Redemptions payable	443,581	1,602,673
	1,185,588	1,844,451
Partners' capital:
General Partner, 913.9790 Unit equivalents outstanding in 2004 and 2003	2,422,410	1,743,579
Limited Partners, 55,508.0964 and 61,739.4038 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	147,118,742	117,778,883
	149,541,152	119,522,462
	$150,726,740	$121,366,913

See Accompanying Notes to Unaudited Financial Statements.

Smith Barney AAA Energy Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income:
Realized gains (losses) on closed positions from Master	$13,091,969	$5,394,158	$26,741,812	$(42,967,004)
Change in unrealized gains (losses) on open positions from Master	18,278,604	(2,278,610)	21,572,614	12,139,092
Income allocated from Master	366,233	238,868	813,009	912,409
Expenses allocated from Master	(1,509,940)	(863,962)	(3,681,679)	(5,613,066)
	30,226,866	2,490,454	45,445,756	(35,528,569)
Expenses:
Management fee	709,728	673,527	1,934,742	2,036,711
Incentive fees	435,109	—	435,109	—
Other expenses	14,198	64,797	43,601	118,802
	1,159,035	738,324	2,413,452	2,155,513
Net income (loss)	29,067,831	1,752,130	43,032,304	(37,684,082)
Redemptions — Limited Partners	(2,626,956)	(3,051,005)	(13,013,614)	(11,938,585)
Net increase (decrease) in Partners' capital	26,440,875	(1,298,875)	30,018,690	(49,622,667)
Partners' capital, beginning of period	123,100,277	133,527,866	119,522,462	181,851,658
Partners' capital, end of period	$149,541,152	$132,228,991	$149,541,152	$132,228,991
Net asset value per Redeemable Unit (56,422.0754 and 64,087.7557 Redeemable Units outstanding at September 30, 2004 and 2003, respectively)	$2,650.40	$2,063.25	$2,650.40	$2,063.25
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$509.75	$26.91	$742.72	$(525.33)

See Accompanying Notes to Unaudited Financial Statements.

Smith Barney AAA Energy Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$29,067,831	$1,752,130	$43,032,304	$(37,684,082)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in investment in Master, at fair value	(25,177,837)	278,082	(29,323,457)	60,895,115
Accrued expenses:
Increase (decrease) in management fees	41,275	(446)	40,898	(110,763)
Increase (decrease) in incentive fees	435,109	—	435,109	—
Increase (decrease) in other	9,503	(58,836)	24,222	(4,830)
Increase (decrease) in redemptions payable	(1,739,422)	1,028,070	(1,159,092)	(11,158,177)
Net cash provided by (used in) operating activities	2,636,459	2,999,000	13,049,984	11,937,263
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(2,626,956)	(3,051,005)	(13,013,614)	(11,938,585)
Net change in cash	9,503	(52,005)	36,370	(1,322)
Cash, at beginning of period	45,570	55,864	18,703	5,181
Cash, at end of period	$55,073	$3,859	$55,073	$3,859

See Accompanying Notes to Unaudited Financial Statements.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)

1.    General:

Smith Barney AAA Energy Fund L.P. (the "Partnership") is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind, but trades solely energy and energy-related products. In addition, the Partnership may enter into swap contracts on energy-related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. During the initial offering period (February 12, 1998 through March 15, 1998), the Partnership sold 49,538 redeemable units ("Redeemable Units"). The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests.

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

Effective September 1, 2001, the Partnership allocated substantially all of its capital to the SB AAA Master Fund LLC, a New York limited liability company (the "Master"). With this cash, the Partnership purchased 128,539.1485 Units of the Master with a fair value of $128,539,149 (including unrealized depreciation of $7,323,329). The Master was formed in order to permit accounts managed by AAA Capital Management, Inc. (the "Advisor") using the Energy with Swaps Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

As of September 30, 2004, the Partnership owned approximately 46.7% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Condensed Schedules of Investments and Statements of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and nine months ended September 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The Master's Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2004 and December 31, 2003 and Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003 are presented below:

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

SB AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	September 30, 2004	December 31, 2003
Assets:
Equity in commodity futures trading account:
Cash (restricted $3,300,000 and $48,471,997, respectively)	$255,990,968	$231,361,103
Net unrealized appreciation on open futures positions	—	8,845,539
Unrealized appreciation on open swaps positions	116,933,769	50,093,912
Commodity options owned, at fair value (cost $39,437,558 and $49,687,512, respectively)	102,903,199	42,630,230
	475,827,936	332,930,784

Due from brokers	2,462,268	2,148,690
Interest receivable	307,745	159,050
	$478,597,949	$335,238,524
Liabilities and Members' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$251,712	$—
Unrealized depreciation on open swap positions	111,227,812	18,654,566
Commodity options written, at market value (premium received $39,232,586 and $47,549,852, respectively)	39,280,220	57,804,597
Accrued expenses:
Commissions	2,252,525	1,670,425
Professional fees	34,522	59,625
Due to brokers	2,385,634	1,815,015
Due to CGM	22,978	22,978
Distribution payable	304,158	153,681
	155,759,561	80,180,887
Members' Capital:
Members' Capital, 189,940.2505 and 211,023.7320 Units outstanding in 2004 and 2003, respectively	322,838,388	255,057,637
	$478,597,949	$335,238,524

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

SB AAA Master Fund LLC
Condensed Schedule of Investments
September 30, 2004
(Unaudited)

Sector	Number of Contracts	Contract	Fair Value
Energy
		Futures contracts purchased 14.28%	$46,091,006
		Futures contracts sold (14.36)%	(46,342,718)
		Total futures contracts (0.08)%	(251,712)

		Options owned 31.88%
	5,389	NYMEX Crude Call Nov. 04 - Feb. 05 14.61%	47,173,530
	2,499	NYMEX Natural Gas Call Nov. 04 - June 05 11.07%	35,729,680
		Other 6.20%	19,999,989
			102,903,199

		Options written (12.17)%	(39,280,220)

		Unrealized appreciation on Swaps contracts 36.22%	116,933,769

		Unrealized depreciation on Swaps contracts (34.45)%	(111,227,812)

	Total Energy Fair Value 21.40%		$69,077,224

Country Composition	Investment at Fair Value	% of Investment at Fair Value
United Kingdom	$(4,983,491)	(7.21)%
United States	74,060,715	107.21
	$69,077,224	100.00%

Percentages are based on Members' Capital unless otherwise indicated.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

SB AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2003

Sector	Number of Contracts	Contract	Fair Value
Energy		Futures contracts purchased 5.35%	$13,637,465
		Futures contracts sold (1.88)%	(4,791,926)
		Total futures contracts 3.47%	8,845,539

		Options owned 16.71%
	6,488	NYMEX Natural Gas Put Feb. 04 – Oct. 04 8.98%	22,900,060
		Other 7.73%	19,730,170
			42,630,230
		Options written (22.66)%
	7,335	NYMEX Natural Gas Call Feb. 04 – Dec. 04 (16.04)%	(40,916,710)
		Other (6.62)%	(16,887,887)
			(57,804,597)
		Unrealized appreciation on Swaps contracts 19.64%
	1,000	HH Natural Gas Feb. 04 8.22%	20,967,521
		Other 11.42%	29,126,391
			50,093,912
		Unrealized depreciation on Swaps contracts (7.31)%	(18,654,566)
Total Energy Fair Value 9.85%			$25,110,518

Country Composition	Investments at Fair Value	% of Investments at Fair Value
United Kingdom	$(113,943)	(0.45)%
United States	25,224,461	100.45
	$25,110,518	100.00%

Percentages are based on Members' Capital unless otherwise indicated.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

SB AAA Master Fund LLC
Statements of Income and Expenses and Members' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$27,629,155	$11,364,220	$56,198,699	$(81,204,492)
Change in unrealized gains (losses) on open positions	39,042,430	(4,834,883)	45,899,394	22,219,816
	66,671,585	6,529,337	102,098,093	(58,984,676)
Interest income	811,095	527,067	1,777,054	1,946,481
	67,482,680	7,056,404	103,875,147	(57,038,195)
Expenses:
Brokerage commissions including clearing fees of $381,223, $398,062, $972,386 and $1,434,608, respectively	3,204,994	1,638,456	7,716,001	11,424,814
Professional fees	15,862	195,727	43,291	214,218
	3,220,856	1,834,183	7,759,292	11,639,032
Net income (loss)	64,261,824	5,222,221	96,115,855	(68,677,227)
Additions	9,747,039	6,258,158	15,658,065	51,437,472
Redemptions	(11,884,965)	(10,907,469)	(42,240,945)	(49,779,551)
Distribution of interest to feeder funds	(803,439)	(511,012)	(1,752,224)	(1,873,090)
Net increase (decrease) in Members' capital	61,320,459	61,898	67,780,751	(68,892,396)
Members' capital, beginning of period	261,517,929	281,329,159	255,057,637	350,283,453
Members' capital, end of period	$322,838,388	$281,391,057	$322,838,388	$281,391,057
Net asset value per Unit (189,940.2505 and 215,995.4878 Units outstanding in September 30, 2004 and 2003, respectively)	$1,699.68	$1,302.76	$1,699.68	$1,302.76
Net income (loss) per Unit of Member Interest	$338.61	$24.07	$500.05	$(309.06)

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

SB AAA Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$64,261,824	$5,222,221	$96,115,855	$(68,677,227)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	15,562,303	(7,630,185)	9,097,251	2,884,641
(Increase) decrease in unrealized appreciation on open swaps contracts	(60,007,377)	20,589,486	(66,839,857)	4,529,577
(Increase) decrease in commodity options owned, at fair value	(69,362,057)	18,030,221	(60,272,969)	49,560,742
(Increase) decrease in due from brokers	2,379,646	4,379,758	(313,578)	12,106,737
(Increase) decrease in interest receivable	(123,634)	(175,680)	(148,695)	(173,852)
Increase (decrease) in unrealized depreciation on open swaps contracts	57,972,414	(10,006,644)	92,573,246	(30,572,554)
Increase (decrease) in commodity options written, at fair value	1,099,580	(7,436,247)	(18,524,377)	(33,051,154)
Accrued expenses:
Increase (decrease) in commissions	577,706	(1,016,938)	582,100	(3,305,842)
Increase (decrease) in professional fees	(8,018)	(38,602)	(25,103)	(20,113)
Increase (decrease) in due to brokers	14,621	(2,755,512)	570,619	(883,523)
Increase (decrease) in distribution payable	121,575	174,830	150,477	174,830
Net cash provided by (used in) operating activities	12,488,583	19,336,708	52,964,969	(67,427,738)
Cash flows from financing activities:
Proceeds from additions	9,747,039	6,258,158	15,658,065	51,437,472
Payments for redemptions	(11,884,965)	(10,907,469)	(42,240,945)	(49,779,551)
Distribution of interest to feeder funds	(803,439)	(511,012)	(1,752,224)	(1,873,090)
Net cash provided by (used in) financing activities	(2,941,365)	(5,160,323)	(28,335,104)	(215,169)
Net change in cash	9,547,218	14,176,385	24,629,865	(67,642,907)
Cash, at beginning of period	246,443,750	248,398,785	231,361,103	330,218,077
Cash, at end of period	$255,990,968	$262,575,170	$255,990,968	$262,575,170

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net realized and unrealized gains (losses) *	$523.84	$35.99	$770.44	$(505.23)
Interest income	6.44	3.66	13.86	13.45
Expenses **	(20.53)	(12.74)	(41.58)	(33.55)
Increase (decrease) for the period	509.75	26.91	742.72	(525.33)
Net Asset Value per Redeemable Unit, beginning of period	2,140.65	2,036.34	1,907.68	2,588.58
Net Asset Value per Redeemable Unit, end of period	$2,650.40	$2,063.25	$2,650.40	$2,063.25
* Includes commissions allocated from the Master.
** Excludes commissions allocated from the Master.
Ratios to average net assets:***
Net investment loss before incentive fee allocation****	(5.5)%	(3.9)%	(5.1)%	(6.8)%
Operating expense	6.5%	4.8%	6.0%	7.5%
Incentive fee allocation	0.3%	—%	0.3%	—%
Total expenses	6.8%	4.8%	6.3%	7.5%
Total return:
Total return before incentive fee allocation	24.2%	1.3%	39.3%	(20.3)%
Incentive fee allocation	(0.4)%	—%	(0.4)%	—%
Total return after incentive fee allocation	23.8%	1.3%	38.9%	(20.3)%

***	Annualized (except for incentive fee allocation)

****	Interest income less total expenses (exclusive of incentive fee allocation)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net realized and unrealized gains (losses) *	$334.42	$22.68	$491.11	$(317.27)
Interest Income	4.27	2.44	9.15	9.01
Expenses **	(0.08)	(1.05)	(0.21)	(0.80)
Increase (decrease) for the period	338.61	24.07	500.05	(309.06)
Distributions	(4.23)	(2.37)	(9.04)	(8.67)
Net Asset Value per Unit, beginning of period	1,365.30	1,281.06	1,208.67	1,620.49
Net Asset Value per Unit, end of period	$1,699.68	$1,302.76	$1,699.68	$1,302.76
* Includes brokerage commissions
** Excludes brokerage commissions
Ratios to average net assets:***
Net investment loss ****	(3.3)%	(2.1)%	(3.0)%	(4.4)%
Operating expense	4.4%	2.6%	3.8%	4.9%
Total return	24.8%	1.9%	41.4%	(19.1)%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2004
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

The Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2004 and December 31, 2003, based on a monthly calculation, were $25,250,094 and $39,703,607, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2004 and December 31, 2003 were $69,077,224 and $25,110,518, respectively. Fair values for exchange-traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

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

The majority of these instruments mature within one year of September 30, 2004. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2004.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2004, Partnership capital increased 25.1% from $119,522,462 to $149,541,152. This increase was attributable to net income from operations of $43,032,304, which was partially offset by the redemptions of 6,231.3074 Redeemable Units resulting in an outflow of $13,013,614. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2004, the Master's capital increased 26.6% from $255,057,637 to $322,838,388. This increase was attributable to net income from operations of $96,115,855, coupled with addition of 11,026.3567 Units totaling $15,658,065 which was partially offset by the redemptions of 32,109.8382 Units totaling $42,240,945 and distributions of interest totaling $1,752,224 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts, as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

During the Partnership's third quarter of 2004, the Net Asset Value per Redeemable Unit increased 23.8% from $2,140.65 to $2,650.40 as compared to an increase of 1.3% in the third quarter of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2004 of $31,370,573. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Natural Gas, NYMEX Unleaded Gas, IPE Gas Oil and energy swaps and were partially offset by losses in NYMEX Heating Oil. The Partnership experienced a net trading gain before commissions and related fees in the third quarter of 2003 of $3,115,548. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Natural Gas, NYMEX Heating Oil and energy swaps and were partially offset by losses in NYMEX Unleaded Gas and IPE Brent Crude Oil.

During the nine months ended September 30, 2004, the Net Asset Value per Redeemable Unit increased 38.9% from $1,907.68 to $2,650.40 as compared to a decrease of 20.3% in the same period of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2004 of $48,314,426. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Heating Oil, NYMEX Natural Gas, NYMEX Unleaded Gas, IPE Gas Oil and energy swaps. The Partnership experienced a net trading loss before brokerage commissions and related fees in the nine months ended September 30, 2003 of $30,827,912. Losses were primarily attributable to the Master's trading of commodity futures in NYMEX Natural Gas, NYMEX Unleaded Gas and NYMEX Heating Oil and were partially offset by gains in NYMEX Crude Oil and IPE Brent Crude Oil.

The third quarter of 2004 was characterized by profitable trading across all sectors of the energy markets. Strong price trends in crude oil, gas oil and natural gas provided the bulk of the Partnership's profits for the quarter. Oil prices were also supported by the impact of Hurricane Ivan on both U.S. crude oil imports and Gulf Coast refinery activity levels. This came against a backdrop of oil markets already made jittery by the instability in Iraq, OPEC's apparent inability to rein in prices, and low commercial inventory cover ahead of the northern hemisphere winter. Bullish technical considerations pushed crude oil to new all time highs above $50.00/barrel.

After grinding lower much of the summer, natural gas futures posted a low of $4.52/MM BTU before exploding on the upside during the second half of September. The nearby futures easily topped $7.00/MM BTU by late September and spent the past last weeks of the quarter between $7.00-$7.50/MM BTU. The Advisor benefited from both long positions and long volatility positions in natural gas. Recent high storage numbers suggest this rally may be on borrowed time once more of the offshore production returns and/or until a pick-up in real seasonal demand becomes more evident.

Market prices for crude and natural gas may not be in place yet although fundamentals are expected to remain very supportive going forward. That said, the month of October has frequently yielded important seasonal highs/turning points in the oil market and even a technical correction/liquidation phase on crude can mean a rapid $4.00-$8.00/barrel drop in prices. As a result, the Advisor has been scaling back positions and looking to potential breaks as more attractive long-term buying opportunities.

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

Interest income on 80% of the Partnership's average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the

Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from the Master for the three months ended September 30, 2004 increased by $127,365, as compared to the corresponding period in 2003. The increase in interest income is primarily due to higher average assets during the three months ended September 30, 2004 as compared to 2003. Interest income allocated from the Master for the nine months ended September 30, 2004 decreased by $99,400 as compared to the corresponding period in 2003. The decrease in interest income is primarily due to lower average assets during the nine months ended September 30, 2004 as compared to 2003.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended September 30, 2004 increased by $36,201 as compared to the corresponding period in 2003. The increase in management fees is due to higher average net assets during the three months ended September 30, 2004 as compared to 2003. Management fees for the nine months ended September 30, 2004 decreased by $101,969 as compared to the corresponding period in 2003. The decrease in management fees is due to lower average net assets during the nine months ended September 30, 2004 as compared to 2003.

Special limited partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three and nine months ended September 30, 2004 was $435,109. There was no profit share allocation accrued for the three and nine months ended September 30, 2003.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2004 and the highest, lowest and average value during the three months ended September 30, 2004. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2004, the Master's total capitalization was $322,838,388. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

September 30, 2004

			Three Months Ended September 30, 2004
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value* at Risk
Energy	$20,846,641	6.46%	$40,780,129	$19,456,778	$28,013,914
Energy Swaps	3,300,000	1.02%	$3,300,000	$1,700,000	$2,233,333
Total	$24,146,641	7.48%

* Average monthly Values at Risk

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as ofSeptember 30, 2004, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1. "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

Enron Corp.

A Citigroup affiliate, along with other defendants, settled all claims against it in IN RE NEWPOWER HOLDINGS SECURITIES LITIGATION, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Dynegy Inc.

On October 7, 2004, the United States District Court for the Southern District of Texas granted the motion to dismiss all claims against the Citigroup defendants in IN RE DYNEGY INC. SECURITIES LITIGATION. The District Court also denied lead plaintiff's request for leave to replead. The case was a putative class action brought on behalf of purchasers of publicly traded Dynegy debt and equity securities.

WorldCom, Inc.

The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs' motions to remand to state court a large group of WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit's ruling.

On September 17, 2004, WEINSTEIN, ET AL. V. EBBERS, ET AL., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. Plaintiffs have noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit.

Citigroup and CGM, along with a number of other defendants, have settled RETIREMENT SYSTEMS OF ALABAMA, ET AL. V. J.P. MORGAN CHASE & CO., ET AL., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in IN RE TARGETS SECURITIES LITIGATION, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement must be approved by the Court.

A fairness hearing will be held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in IN RE WORLDCOM, INC. SECURITIES LITIGATION.

Research

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Other

On October 13, 2004, the United States District Court for the Southern District of New York certified a class in various representative cases with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions.

An appeal of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is scheduled to be argued in December 2004.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 – July 31, 2004	763.5894	$2,379.73	N/A	N/A
August 1, 2004 – August 31, 2004	152.9707	$2,394.17	N/A	N/A
September 1, 2004 – September 30, 2004	167.3638	$2,650.40	N/A	N/A
Total	1,083.9239	$2,474.77	N/A	N/A

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner may compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2003.

Exhibit – 31.1 - Rule 13a-14(a)/15d-14(a) Certification
(Certification of President and Director)

Exhibit – 31.2 - Rule 13a-14(a)/15d-14(a) Certification
(Certification of Chief Financial Officer and Director)

Exhibit – 32.1 - Section 1350 Certification
(Certification of President and Director).

Exhibit – 32.2 - Section 1350 Certification
(Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smith Barney AAA Energy Fund L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 9, 2004
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	November 9, 2004