Form 10-Q
period 2005-03-31
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2005-05-10
CIK 1057051

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2005

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

Yes X     No

SMITH BARNEY AAA ENERGY FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2005 and December 31, 2004 (unaudited)	3
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2005 and 2004 (unaudited)	4
	Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)	5
	Notes to Financial Statements, including the Financial Statements of SB AAA Master Fund LLC (unaudited)	6 – 15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	20
PART II - Other Information		21

PART I

Item 1. Financial Statements

Smith Barney AAA Energy Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2005	December 31, 2004
Assets:
Investment in Master, at fair value	$206,099,516	$157,088,428
Cash	94,881	48,657
	$206,194,397	$157,137,085
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Management fees	$350,072	$266,056
Other	103,578	77,778
Due to Special Limited Partner	9,998,377	—
Redemptions payable	1,506,908	1,173,700
	11,958,935	1,517,534
Partners' capital:
General Partner, 913.9790 Unit equivalents outstanding in 2005 and 2004	3,223,924	2,552,533
Special Limited Partner, 835.5874 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004	2,947,409	2,333,604
Limited Partners, 53,315.9166 and 53,972.7219 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	188,064,129	150,733,414
	194,235,462	155,619,551
	$206,194,397	$157,137,085

See Accompanying Notes to Financial Statements.

Smith Barney AAA Energy Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Income:
Realized gains on closed positions from Master	$13,332,792	$11,730,379
Change in unrealized gains (losses) on open positions from Master	38,912,029	(474,358)
Income allocated from Master	825,005	212,174
Expenses allocated from Master	(1,307,659)	(1,119,717)
	51,762,167	10,348,478
Expenses:
Management fee	919,478	601,221
Other expenses	25,800	15,004
	945,278	616,225
Net income before allocation to Special Limiter Partner	50,816,889	9,732,253
Allocation to Special Limited Partner	(9,998,377)	—
Net income after allocation to Special Limited Partner	40,818,512	9,732,253
Redemptions — Limited Partners	(2,202,601)	(5,537,505)
Net increase in Partners' capital	38,615,911	4,194,748
Partners' capital, beginning of period	155,619,551	119,522,462
Partners' capital, end of period	$194,235,462	$123,717,210
Net asset value per Redeemable Unit (55,065.4830 and 59,784.2433 Redeemable Units outstanding at March 31, 2005 and 2004, respectively)	$3,527.35	$2,069.39
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$734.58	$161.71

See Accompanying Notes to Financial Statements.

Smith Barney AAA Energy Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$40,818,512	$9,732,253
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in investment in Master, at fair value	(49,011,088)	(3,410,264)
Accrued expenses:
Increase (decrease) in management fees	84,016	5,234
Increase (decrease) in other	25,800	10,703
Increase (decrease) in due to Special Limited Partner	9,998,377	—
Increase (decrease) in redemptions payable	333,208	(777,592)
Net cash provided by (used in) operating activities	2,248,825	5,560,334
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(2,202,601)	(5,537,505)
Net change in cash	46,224	22,829
Cash, at beginning of period	48,657	18,703
Cash, at end of period	$94,881	$41,532

See Accompanying Notes to Financial Statements.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2005
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

Citigroup Managed Futures LLC acts as the General Partner (the "General Partner") of the Partnership and the managing member of the Master, as defined below. The Partnership's/Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

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

As of March 31, 2005, the Partnership owned approximately 43.1% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Condensed Schedules of Investments and Statements of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2005 and December 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The Master's Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2005 and December 31, 2004 and Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three months ended March 31, 2005 and 2004 are presented below:

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

SB AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	March 31, 2005	December 31, 2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $3,300,000 and $29,327,275, respectively)	$335,287,915	$302,866,457
Net unrealized appreciation on open futures positions	77,650,465	33,027,068
Unrealized appreciation on open swaps positions	218,994,790	93,606,729
Commodity options owned, at fair value (cost $72,111,136 and $39,565,244, respectively)	106,753,225	51,017,766
	738,686,395	480,518,020

Due from brokers	7,307,463	2,425,135
Interest receivable	835,736	459,835
	$746,829,594	$483,402,990
Liabilities and Members' Capital:
Liabilities:
Unrealized depreciation on open swap positions	$198,809,665	$89,659,294
Commodity options written, at market value (premium received $67,888,321 and $54,943,984, respectively)	59,652,679	52,353,395
Accrued expenses:
Commissions	2,638,446	1,662,591
Professional fees	56,524	2,000
Due to brokers	6,987,149	2,753,610
Due to CGM	—	22,978
Distribution payable	828,238	453,587
	268,972,701	146,907,455
Members' Capital:
Members' Capital, 198,146.0961 and 185,364.2361 Units outstanding in 2005 and 2004, respectively	477,856,893	336,495,535
	$746,829,594	$483,402,990

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

SB AAA Master Fund LLC
Condensed Schedule of Investments
March 31, 2005
(Unaudited)

Sector	Number of Contracts	Contract	Fair Value
Energy
		Futures contracts purchased 33.15%
	8,624	NYMEX Crude Oil May 05 - Dec. 08 5.34%	$25,515,970
	4,653	NYMEX Natural Gas July 05 - Dec. 09 13.41%	64,088,337
		Other 14.40%	68,806,852
			158,411,159

		Futures contracts sold (16.90)%	(80,760,694)
		Total futures contracts 16.25%	77,650,465

		Options owned 22.34%	106,753,225
		Options written (12.48)%	(59,652,679)
		Total options 9.86%	47,100,546

		Unrealized appreciation on Swaps contracts 45.58%
	1,000	Gulf Coast Unleaded Gas Calendar 2005 5.88%	28,080,112
	1,750	Gulf Coast Unleaded Gas Calendar 2006 10.49%	50,144,156
	1,150	NYMEX Unleaded Gas Calendar 2005 7.60%	36,349,297
		Other 21.61%	103,267,120
			217,840,685

		Unrealized depreciation on Swaps contracts (41.36)%
	1,000	Gulf Coast Unleaded Gas Calendar 2005 (5.22)%	(24,933,372)
	1,750	Gulf Coast Unleaded Gas Calendar 2006 (9.93)%	(47,465,498)
	933	NYMEX Unleaded Gas Calendar 2005 (6.57)%	(31,375,248)
	900	NYMEX Heating Oil Calendar 2006 (5.32)%	(25,447,046)
		Other (14.32)%	(68,434,396)
			(197,655,560)

	Total Energy Fair Value 30.33%		$144,936,136

Country Composition	Investments at Fair Value	% of Investments at Fair Value
United Kingdom	$4,005,173	2.76%
United States	140,930,963	97.24
	$144,936,136	100.00%

Percentages are based on Members' Capital unless otherwise indicated.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

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

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2005

(Unaudited)

SB AAA Master Fund LLC
Statements of Income and Expenses and Members' Capital
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions	$29,816,228	$24,591,283
Change in unrealized gains (losses) on open positions	89,695,707	(1,039,194)
	119,511,935	23,552,089
Interest income	1,940,110	459,513
	121,452,045	24,011,602
Expenses:
Brokerage commissions including clearing fees of $317,204 and $269,728, respectively	2,941,658	2,327,297
Professional fees	54,524	11,740
	2,996,182	2,339,037
Net income	118,455,863	21,672,565
Additions	43,025,479	1,539,508
Redemptions	(18,223,345)	(17,282,974)
Distribution of interest to feeder funds	(1,896,639)	(449,958)
Net increase in Members' capital	141,361,358	5,479,141
Members' capital, beginning of period	336,495,535	255,057,637
Members' capital, end of period	$477,856,893	$260,536,778
Net asset value per Unit (198,146.0961 and 198,036.9344 Units outstanding in March 31, 2005 and 2004, respectively)	$2,411.64	$1,315.61
Net income per Unit of Member Interest	$606.03	$109.18

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2005

(Unaudited)

SB AAA Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$118,455,863	$21,672,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	26,027,275	17,048,241
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(44,623,397)	736,070
(Increase) decrease in unrealized appreciation on open swaps contracts	(125,388,061)	9,931,257
(Increase) decrease in commodity options owned, at fair value	(55,735,459)	6,512,237
(Increase) decrease in due from brokers	(4,882,328)	1,137,391
(Increase) decrease in interest receivable	(375,901)	(11,298)
Increase (decrease) in unrealized depreciation on open swaps contracts	109,150,371	9,338,472
Increase (decrease) in commodity options written, at fair value	7,299,284	(12,478,986)
Accrued expenses:
Increase (decrease) in commissions	975,855	62,823
Increase (decrease) in professional fees	54,524	(8,560)
Increase (decrease) in due to brokers	4,233,539	(1,478,140)
Increase (decrease) in due to CGM	(22,978)	—
Increase (decrease) in distribution payable	374,651	14,021
Net cash provided by (used in) operating activities	35,543,238	52,476,093
Cash flows from financing activities:
Proceeds from additions	43,025,479	1,539,508
Payments for redemptions	(18,223,345)	(17,282,974)
Distribution of interest to feeder funds	(1,896,639)	(449,958)
Net cash provided by (used in) financing activities	22,905,495	(16,193,424)
Net change in cash	58,448,733	36,282,669
Unrestricted cash, at beginning of period	273,539,182	182,889,106
Unrestricted cash, at end of period	$331,987,915	$219,171,775

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2005

(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
Net realized and unrealized gains (losses) *	$917.11	$168.40
Interest income	14.85	3.47
Expenses **	(197.38)	(10.16)
Increase (decrease) for the period	734.58	161.71
Net Asset Value per Redeemable Unit, beginning of period	2,792.77	1,907.68
Net Asset Value per Redeemable Unit, end of period	$3,527.35	$2,069.39
* Includes commissions allocated from the Master.
** Excludes commissions allocated from the Master.
Ratios to average net assets:***
Net investment loss before incentive fee allocation****	(3.3)%	(5.5)%
Operating expense	5.3%	5.9%
Incentive fee allocation	5.8%	—%
Total expenses	11.1%	5.9%
Total return:
Total return before incentive fee allocation	32.8%	8.5%
Incentive fee allocation	(6.5)%	—%
Total return after incentive fee allocation	26.3%	8.5%

***	Annualized (except for incentive fee allocation)

****	Interest income less total expenses (exclusive of incentive fee allocation)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2005

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2005	2004
Net realized and unrealized gains *	$596.38	$106.95
Interest Income	9.93	2.27
Expenses **	(0.28)	(0.04)
Increase for the period	606.03	109.18
Distributions	(9.71)	(2.23)
Net Asset Value per Unit, beginning of period	1,815.32	1,208.66
Net Asset Value per Unit, end of period	$2,411.64	$1,315.61
* Includes brokerage commissions
** Excludes brokerage commissions
Ratios to average net assets:***
Net investment loss ****	(1.1)%	(3.0)%
Operating expense	3.0%	3.7%
Total return	33.4%	9.0%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

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

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2005 and December 31, 2004, based on a monthly calculation, were $77,106,493 and $37,750,006, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at March 31, 2005 and December 31, 2004 were $144,936,136 and $35,638,874, respectively. Fair values for exchange-traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
March 31, 2005
(Unaudited)

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

The majority of these instruments mature within one year of March 31, 2005. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2005, Partnership capital increased 24.8% from $155,619,551 to $194,235,462. This increase was attributable to net income from operations of $40,818,512, which was partially offset by the redemptions of 656.8053 Redeemable Units resulting in an outflow of $2,202,601. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2005, the Master's capital increased 42.0% from $336,495,535 to $477,856,893. This increase was attributable to net income from operations of $118,455,863, coupled with addition of 22,540.8173 Units totaling $43,025,479 which was partially offset by the redemptions of 9,758.9573 Units totaling $18,223,345 and distributions of interest totaling $1,896,639 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

The value of the Partnership's investment in the Master reflects the Partnership's proportional interest in the members' capital of the Master. All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination.

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

Results of Operations

During the Partnership's first quarter of 2005, the Net Asset Value per Redeemable Unit increased 26.3% from $2,792.77 to $3,527.35 as compared to an increase of 8.5% in the first quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2005 of $52,244,821. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Natural Gas, NYMEX Heating Oil and energy swaps and were partially offset by losses in NYMEX Unleaded Gas and IPE Gas Oil. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $11,256,021. Gains were primarily attributable to the Master's trading of commodity futures in energy swaps, NYMEX Crude Oil, NYMEX Unleaded Gas and NYMEX Natural Gas and were partially offset by losses in IPE Brent Crude Oil and NYMEX Heating Oil.

The first quarter was a particularly strong period for the Partnership's advisor as global energy prices continued their historic rise and trading opportunities abounded in the short term. Crude oil prices rebounded in January and led to a nearly $8.00/barrel rally but encountered resistance just above $50.00/barrel before settling back to the mid-$40s. A combination of long futures and short options provided profits during this period. February saw follow-through on this move with crude oil moving to low $50s and ultimately to an intra-month all-time high of over $57/barrel in March. These conditions were profitable for the Partnership's outright and spread positions.

Natural gas trading was also successful for the quarter as the lack of price volatility helped short option positions early in the quarter and later yielded profits when prices began to move upward in February. In a relatively short time, natural gas moved from a low of $5.71/MMBTU to close to $7.00/MMBTU. This contributed to profits on the near-term positions as well as aided the bullish long-term positions.

Overall, the Partnership's advisor is participating in the secular long-term rise in energy prices, managing downside exposure and actively diversifying the Fund's positions by sector, time-frame and trading strategy.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and the Master) depends on the Advisor's ability to forecast price changes in energy and energy-related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Partnership (and the Master Fund) expects to increase capital through operations.

Interest income on 80% of the Partnership's average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from the Master for the three months ended March 31, 2005 increased by $612,831, as compared to the corresponding period in 2004. The increase in interest income is primarily due to higher assets and higher interest rates during the three months ended March 31, 2005 as compared to 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2005 increased by $318,257 as compared to the corresponding period in 2004. The increase in management fees is due to higher net assets during the three months ended March 31, 2005 as compared to 2004.

Special limited partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three months ended March 31, 2005 was $9,998,377. There was no profit share allocation accrued for the three months ended March 31, 2004.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of March 31, 2005 and the highest, lowest and average value during the three months ended March 31, 2005. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2005, the Master's total capitalization was $477,856,893. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

March 31, 2005

			Three Months Ended March 31, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value* at Risk
Energy	$34,337,497	7.19%	$70,573,078	$20,895,649	$35,657,856
Energy Swaps	3,300,000	0.69%	$3,300,000	$3,300,000	$3,300,000
Total	$37,637,497	7.88%

* Average monthly Values at Risk

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2005, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Enron Corp.

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with the NEWBY action. The four cases are OCM OPPORTUNITIES FUND III, L.P., et al. v. CITIGROUP INC., et al.; PACIFIC INVESTMENT MANAGEMENT CO. LLC, et al. v. CITIGROUP INC., et al.; AUSA LIFE INSURANCE v. CITIGROUP INC., et al. and PRINCIPAL GLOBAL INVESTORS v. CITIGROUP INC., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

Dynegy Inc.

The court had previously denied lead plaintiff's motion for leave to amend; no appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom, Inc.

The District Court approved the settlement of the IN RE TARGETS SECURITIES LITIGATION on April 22, 2005.

Global Crossing

The plaintiffs and the Citigroup Related Defendants have entered into a definitive settlement agreement in the IN RE GLOBAL CROSSING, LTD SECURITIES LITIGATION; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

Research

Two putative class actions against CGMI asserting common law claims on behalf of CGMI customers in connection with published investment research have been dismissed by United States District Courts, the dismissals of which were affirmed by the United States Court of Appeals for the Third and Ninth Circuits, respectively. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their petition for a writ of certiorari, which CGMI opposed, is pending before that court.

Mutual Funds

CGMHI entered into a settlement with the SEC with respect to revenue sharing and sales of classes of funds.

Investigations of Euro Zone Government Bonds Trade

The German prosecutors have declined to take any actions against the employees in connection with this matter.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 – January 31, 2005	172.8204	$2,966.74	N/A	N/A
February 1, 2005 – Februaray 28, 2005	56.7782	$3,222.71	N/A	N/A
March 1, 2005 – March 31, 2005	427.2067	$3,527.35	N/A	N/A
Total	656.8053	$3,238.93	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2004.

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

Smith Barney AAA Energy Fund L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	May 10, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	May 10, 2005