Form 10-Q
period 2005-09-30
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2005-11-09
CIK 1057051

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2005

Commission File Number 000-25921

SMITH BARNEY AAA ENERGY FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3986032
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue – 25th Fl.
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

Yes X     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

SMITH BARNEY AAA ENERGY FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2005 and December 31, 2004 (unaudited)	3
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2005 and 2004 (unaudited)	4
	Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004 (unaudited)	5
	Notes to Financial Statements, including the Financial Statements of SB AAA Master Fund LLC (unaudited)	6 – 15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	20
PART II - Other Information		21

PART I

Item 1. Financial Statements

Smith Barney AAA Energy Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2005	December 31, 2004
Assets:
Investment in Master, at fair value	$296,652,430	$157,088,428
Cash	61,962	48,657
	$296,714,392	$157,137,085
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Management fees	$487,582	$266,056
Other	102,043	77,778
Due to Special Limited Partner	29,048,751	—
Redemptions payable	1,371,270	1,173,700
	31,009,646	1,517,534
Partners' capital:
General Partner, 913.9790 Unit equivalents outstanding in 2005 and 2004	4,549,029	2,552,533
Special Limited Partner, 835.5874 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004	4,158,861	2,333,604
Limited Partners, 51,635.1496 and 53,972.7219 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	256,996,856	150,733,414
	265,704,746	155,619,551
	$296,714,392	$157,137,085

See Accompanying Notes to Financial Statements.

Smith Barney AAA Energy Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income:
Realized gains (losses) on closed positions allocated from Master	$(18,461,122)	$13,091,969	$20,582,764	$26,741,812
Change in unrealized gains on open positions allocated from Master	73,843,823	18,278,604	132,457,634	21,572,614
Income allocated from Master	1,427,142	366,233	3,394,869	813,009
Expenses allocated from Master	(1,530,767)	(1,509,940)	(4,198,038)	(3,681,679)
	55,279,076	30,226,866	152,237,229	45,445,756
Expenses:
Management fees	1,368,959	709,728	3,427,055	1,934,742
Other expenses	119,951	14,198	171,552	43,601
	1,488,910	723,926	3,598,607	1,978,343
Net income before allocation to Special Limited Partner	53,790,166	29,502,940	148,638,622	43,467,413
Allocation to Special Limited Partner	(10,472,605)	(435,109)	(29,048,751)	(435,109)
Net income after allocation to Special Limited Partner	43,317,561	29,067,831	119,589,871	43,032,304
Redemptions — Limited Partners	(5,769,884)	(2,626,956)	(9,504,676)	(13,013,614)
Net increase in Partners' capital	37,547,677	26,440,875	110,085,195	30,018,690
Partners' capital, beginning of period	228,157,069	123,100,277	155,619,551	119,522,462
Partners' capital, end of period	$265,704,746	$149,541,152	$265,704,746	$149,541,152
Net asset value per Redeemable Unit (53,384.7160 and 56,422.0754 Redeemable Units outstanding at September 30, 2005 and 2004, respectively)	$4,977.17	$2,650.40	$4,977.17	$2,650.40
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$804.00	$509.75	$2,184.40	$742.72

See Accompanying Notes to Financial Statements.

Smith Barney AAA Energy Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income	$43,317,561	$29,067,831	$119,589,871	$43,032,304
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in investment in Master, at fair value	(48,884,913)	(25,177,837)	(139,564,002)	(29,323,457)
Accrued expenses:
Increase (decrease) in management fees	80,307	41,275	221,526	40,898
Increase (decrease) in other	66,815	9,503	24,265	24,222
Increase (decrease) in due to Special Limited Partner	10,472,605	435,109	29,048,751	435,109
Net cash provided by operating activities	5,052,375	4,375,881	9,320,411	14,209,076
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(5,016,945)	(4,366,378)	(9,307,106)	(14,172,706)
Net change in cash	35,430	9,503	13,305	36,370
Cash, at beginning of period	26,532	45,570	48,657	18,703
Cash, at end of period	$61,962	$55,073	$61,962	$55,073

See Accompanying Notes to Financial Statements.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

1.    General:

Smith Barney AAA Energy Fund L.P. (the "Partnership") is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind. In addition, the Partnership may enter into swap contracts on energy-related products. During the initial offering period (February 12, 1998 through March 15, 1998), the Partnership sold 49,538 redeemable units ("Redeemable Units"). The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests.

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

Effective September 1, 2001, the Partnership allocated substantially all of its capital to the SB AAA Master Fund LLC, a New York limited liability company (the "Master"). With this cash, the Partnership purchased 128,539.1485 Units of the Master with a fair value of $128,539,149 (including unrealized depreciation of $7,323,329). The Master was formed in order to permit accounts managed by AAA Capital Management, Inc. (the "Advisor") using the Energy with Swaps Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. Principals of the Master's Advisor have notified CMF that they have decided to pursue their advisory services on a full-time basis and will retire or resign as employees of Smith Barney and as associated persons of CGM. This change is expected to be effective in early September 2005. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master may trade commodity futures and options contracts of any kind, but trades solely energy and energy-related products. In addition, the Master may enter into swap contracts or energy-related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

As of September 30, 2005, the Partnership owned approximately 38.9% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Condensed Schedules of Investments and Statements of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and nine months ended September 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

The Master's Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2005 and December 31, 2004 and Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004 are presented below:

SB AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	September 30, 2005	December 31, 2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $3,710,046 and $29,327,275, respectively)	$385,046,339	$302,866,457
Net unrealized appreciation on open futures positions	210,622,276	33,027,068
Unrealized appreciation on open swaps positions	284,334,521	93,606,729
Commodity options owned, at fair value (cost $166,218,648 and $39,565,244, respectively)	344,156,098	51,017,766
	1,224,159,234	480,518,020

Due from brokers	37,315,844	2,425,135
Interest receivable	1,262,605	459,835
	$1,262,737,683	$483,402,990
Liabilities and Members' Capital:
Liabilities:
Unrealized depreciation on open swap positions	$255,445,662	$89,659,294
Commodity options written, at market value (premium received $164,622,706 and $54,943,984, respectively)	210,293,762	52,353,395
Accrued expenses:
Commissions	3,296,208	1,662,591
Professional fees	1,338	2,000
Due to brokers	29,948,588	2,753,610
Due to CGM	—	22,978
Distribution payable	1,252,557	453,587
	500,238,115	146,907,455
Members' Capital:
Members' Capital, 212,830.6942 and 185,364.2361 Units outstanding in 2005 and 2004, respectively	762,499,568	336,495,535
	$1,262,737,683	$483,402,990

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

SB AAA Master Fund LLC
Condensed Schedule of Investments
September 30, 2005
(Unaudited)

Sector	Number of Contracts	Contract	Fair Value
Energy
		Futures contracts purchased 47.49%
	6,496	NYMEX Henry Hub Natural Gas Swap April 07 - Dec. 09 6.81%	$51,936,295
	6,173	NYMEX Natural Gas Jan. 06 - May 10 25.53%	194,664,627
		Other 15.15%	115,534,236
			362,135,158

		Futures contracts sold (19.87)%
	2,847	NYMEX Natural Gas Nov. 05 - Dec. 10 (6.82)%	(52,016,243)
		Other (13.05)%	(99,496,639)
			(151,512,882)
		Total futures contracts 27.62%	210,622,276

		Options owned 45.14%
	8,938	NYMEX Crude Nov. 05 - Dec. 07 11.66%	88,889,890
	5,605	NYMEX Natural Gas Nov. 05 - July. 06 16.72%	127,446,240
		Other 16.76%	127,819,968
			344,156,098

		Options written (27.58)%
	7,467	NYMEX Crude Nov. 05 - Dec. 07 (5.23)%	(39,880,890)
	2,792	NYMEX Natural Gas Nov. 05 - Jun 06 (8.89)%	(67,805,830)
		Other (13.46)%	(102,607,042)
			(210,293,762)
		Total options 17.56%	133,862,336

		Unrealized appreciation on Swaps contracts 37.29%
	1,660	NYMEX Heating Oil Calendar 2005 - 2006 8.96%	68,330,646
	2,250	Gulf Coast Unleaded Gas Calendar 2005 - 2006 13.23%	100,898,741
		Other 15.10%	115,105,134
			284,334,521

		Unrealized depreciation on Swaps contracts (33.50)%
	1,275	NYMEX Heating Oil Calendar 2005 - 2006 (6.53)%	(49,792,582)
	2,250	Gulf Coast Unleaded Gas Calendar 2005 - 2006 (12.88)%	(98,231,194)
		Other (14.09)%	(107,421,886)
			(255,445,662)

	Total Energy Fair Value 48.97%		$373,373,471

Country Composition	Investments at Fair Value	% of Investments at Fair Value
United Kingdom	$13,583,768	3.64%
United States	359,789,703	96.36
	$373,373,471	100.00%

Percentages are based on Members' Capital unless otherwise indicated.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2005
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

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2005

(Unaudited)

SB AAA Master Fund LLC
Statements of Income and Expenses and Members' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(45,388,615)	$27,629,155	$44,240,832	$56,198,699
Change in unrealized gains on open positions	185,206,455	39,042,430	320,759,915	45,899,394
	139,817,840	66,671,585	365,000,747	102,098,093
Interest income	3,626,585	811,095	8,290,863	1,777,054
	143,444,425	67,482,680	373,291,610	103,875,147
Expenses:
Brokerage commissions including clearing fees of $430,958, $381,223, $1,158,244 and $972,386, respectively	3,689,997	3,204,994	9,730,505	7,716,001
Professional fees	104,356	15,862	226,742	43,291
	3,794,353	3,220,856	9,957,247	7,759,292
Net income	139,650,072	64,261,824	363,334,363	96,115,855
Additions	68,978,312	9,747,039	144,268,308	15,658,065
Redemptions	(18,541,906)	(11,884,965)	(73,415,227)	(42,240,945)
Distribution of interest to feeder funds	(3,594,110)	(803,439)	(8,183,411)	(1,752,224)
Net increase in Members' capital	186,492,368	61,320,459	426,004,033	67,780,751
Members' capital, beginning of period	576,007,200	261,517,929	336,495,535	255,057,637
Members' capital, end of period	$762,499,568	$322,838,388	$762,499,568	$322,838,388
Net asset value per Unit (212,830.6942 and 189,940.2505 Units outstanding at September 30, 2005 and 2004, respectively)	$3,582.66	$1,699.68	$3,582.66	$1,699.68
Net income per Unit of Member Interest	$666.56	$338.61	$1,808.12	$500.05

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2005

(Unaudited)

SB AAA Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income	$139,650,072	$64,261,824	$363,334,363	$96,115,855
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	1,136,658	29,248,811	25,617,229	45,171,997
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(93,833,154)	15,562,303	(177,595,208)	9,097,251
(Increase) decrease in unrealized appreciation on open swaps contracts	(80,855,557)	(60,007,377)	(190,727,792)	(66,839,857)
(Increase) decrease in commodity options owned, at fair value	(228,252,081)	(69,362,057)	(293,138,332)	(60,272,969)
(Increase) decrease in due from brokers	(27,261,579)	2,379,646	(34,890,709)	(313,578)
(Increase) decrease in interest receivable	(342,457)	(123,634)	(802,770)	(148,695)
Increase (decrease) in unrealized depreciation on open swaps contracts	71,487,312	57,972,414	165,786,368	92,573,246
Increase (decrease) in commodity options written, at fair value	141,492,460	1,099,580	157,940,367	(18,524,377)
Accrued expenses:
Increase (decrease) in commissions	709,836	577,706	1,633,617	582,100
Increase (decrease) in professional fees	(6,916)	(8,018)	(662)	(25,103)
Increase (decrease) in due to brokers	22,273,296	14,621	27,194,978	570,619
Increase (decrease) in due to CGM	—	—	(22,978)	—
Net cash provided by (used in) operating activities	(53,802,110)	41,615,819	44,328,471	97,986,489
Cash flows from financing activities:
Proceeds from additions	68,978,312	9,747,039	144,268,308	15,658,065
Payments for redemptions	(18,541,906)	(11,884,965)	(73,415,227)	(42,240,945)
Distribution of interest to feeder funds	(3,253,309)	(681,864)	(7,384,441)	(1,601,747)
Net cash provided by (used in) financing activities	47,183,097	(2,819,790)	63,468,640	(28,184,627)
Net change in cash	(6,619,013)	38,796,029	107,797,111	69,801,862
Unrestricted cash, at beginning of period	387,955,306	213,894,939	273,539,182	182,889,106
Unrestricted cash, at end of period	$381,336,293	$252,690,968	$381,336,293	$252,690,968

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2005

(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three and nine months ended
September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net realized and unrealized gains *	$1,000.32	$523.84	$2,720.43	$770.44
Interest income	26.40	6.44	62.06	13.86
Expenses and allocation to Special Limited Partner**	(222.72)	(20.53)	(598.09)	(41.58)
Increase for the period	804.00	509.75	2,184.40	742.72
Net Asset Value per Redeemable Unit, beginning of period	4,173.17	2,140.65	2,792.77	1,907.68
Net Asset Value per Redeemable Unit, end of period	$4,977.17	$2,650.40	$4,977.17	$2,650.40
* Includes commissions allocated from the Master.
** Excludes commissions allocated from the Master.

Ratios to average net assets:***
Net investment loss before allocation to Special Limited Partner****	(2.6)%	(5.5)%	(2.8)%	(5.1)%
Operating expense	5.0%	6.5%	5.0%	6.0%
Allocation to Special Limited Partner	4.3%	0.3%	14.0%	0.3%
Total expenses	9.3%	6.8%	19.0%	6.3%
Total return:
Total return before allocation to Special Limited Partner	24.0%	24.2%	97.7%	39.3%
Allocation to Special Limited Partner	(4.7)%	(0.4)%	(19.5)%	(0.4)%
Total return after allocation to Special Limited Partner	19.3%	23.8%	78.2%	38.9%

***	Annualized (except for allocation to Special Limited Partner)

****	Interest income less total expenses (exclusive of allocation to Special Limited Partner)

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2005

(Unaudited)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net realized and unrealized gains *	$649.51	$334.42	$1,767.93	$491.11
Interest Income	17.55	4.27	41.32	9.15
Expenses **	(0.50)	(0.08)	(1.13)	(0.21)
Increase for the period	666.56	338.61	$1,808.12	500.05
Distributions	(17.39)	(4.23)	(40.78)	(9.04)
Net Asset Value per Unit, beginning of period	2,933.49	1,365.30	1,815.32	1,208.67
Net Asset Value per Unit, end of period	$3,582.66	$1,699.68	$3,582.66	$1,699.68
* Includes brokerage commissions
** Excludes brokerage commissions

Ratios to average net assets:***
Net investment loss ****	(0.1)%	(3.3)%	(0.4)%	(3.0)%
Operating expense	2.3%	4.4%	2.5%	3.8%
Total return	22.7%	24.8%	99.6%	41.4%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2005
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

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2005 and December 31, 2004, based on a monthly calculation, were $167,955,996 and $37,750,006, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2005 and December 31, 2004 were $373,373,471 and $35,638,874, respectively. Fair values for exchange-traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
September 30, 2005
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

The majority of these instruments mature within one year of September 30, 2005. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2005, Partnership capital increased 70.7% from $155,619,551 to $265,704,746. This increase was attributable to net income from operations of $119,589,871, which was partially offset by the redemptions of 2,337.5723 Redeemable Units resulting in an outflow of $9,504,676. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2005, the Master's capital increased 126.6% from $336,495,535 to $762,499,568. This increase was attributable to net income from operations of $363,334,363, coupled with the addition of 57,903.8486 Units totaling $144,268,308 which was partially offset by the redemptions of 30,437.3905 Units totaling $73,415,227 and distributions of interest totaling $8,183,411 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2005, the Net Asset Value per Redeemable Unit increased 19.3% from $4,173.17 to $4,977.17 as compared to an increase of 23.8% in the third quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $55,382,701. Gains were primarily attributable to the Master's trading of commodity futures in IPE Gas Oil, NYMEX Natural Gas, OTC energy swaps, and NYMEX Unleaded Gas and were partially offset by losses in NYMEX Crude Oil, NYMEX energy swaps, Gasoline and NYMEX Heating Oil. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2004 of $31,370,573. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Natural Gas, NYMEX Unleaded Gas, IPE Gas Oil and energy swaps and were partially offset by losses in NYMEX Heating Oil.

The third quarter produced solid results as already strained energy markets were severely affected by two major Gulf of Mexico hurricanes and their impact on production and refining facilities.

Going into the quarter it appeared crude oil production was the constraining factor in the energy markets and its price would continue moving higher and that distillates were in adequate supply and would trend lower. As the summer progressed with near-record temperatures across the U.S., the demand/supply balance shifted and crude peaked while the prices for heating oil, gasoline and also natural gas continued to set record highs.

Trading in July was slightly positive reflecting these changing market conditions. Losses were incurred in short crude positions offsetting gains in short heating oil crack spreads. Substantial gains were made in natural gas trading as natural gas rose from $7.15MM BTU to $9.00MM/BTU from the end of July to middle of August.

The month of August ended with hurricane Katrina and its devastation though out a vital part of the U.S. The initial impact was on refining capacity and drive prices higher, contrary to the partnership's positions. Again offsetting losses from short crude and bearish spread trading was the out right long positions in natural gas supported by long volatility trading in options.

When hurricane Rita even more directly threatened energy related infrastructure, markets again reacted dramatically with distillate crack spread moving to unseen highs and gasoline and natural gas price surging further. While this price volatility in crude oil and related markets led to dramatic intra-month swings in profits/losses, the overall net result for the month was positive. Natural gas continued to be the greatest contributor to profits as prices moved to $14.75MM/BTU, more than double their June levels. With the onset of winter in the northern hemisphere and supplies low in storage, natural gas could well press closer to $20.00MM/BTU.

During the nine months ended September 30, 2005, the Net Asset Value per Redeemable Unit increased 78.2% from $2,792.77 to $4,977.17 as compared to an increase of 38.9% in the same period of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2005 of $153,040,398. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, IPE Gas Oil, NYMEX Natural Gas OTC energy swaps, and NYMEX Unleaded Gas and were partially offset by losses in NYMEX energy swaps, Gasoline and NYMEX Heating Oil. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2004 of $48,314,426. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Heating Oil, NYMEX Natural Gas, NYMEX Unleaded Gas, IPE Gas Oil and energy swaps.

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

Interest income on 80% of the Partnership's average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from the Master for the three and nine months ended September 30, 2005 increased by $1,060,909 and $2,581,860, as compared to the corresponding periods in 2004. The increase in interest income is primarily due to higher assets and higher interest rates during the three and nine months ended September 30, 2005 as compared to 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2005 increased by $659,231 and $1,492,313 as compared to the corresponding periods in 2004. The increase in management fees is due to higher net assets during the three and nine months ended September 30, 2005 as compared to 2004.

Special limited partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three and nine months ended September 30, 2005 was $10,472,605 and $29,048,751, respectively. The profit share allocation accrued for the three and nine months ended September 30, 2004 was $435,109.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2005 and the highest, lowest and average value during the three months ended September 30, 2005. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2005, the Master's total capitalization was $762,499,568. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

September 30, 2005

			Three Months Ended September 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$97,926,061	12.84%	$97,926,061	$39,385,971	$67,598,654
Energy Swaps	3,710,046	0.49%	$3,710,046	$3,710,046	$3,710,046
Total	$101,636,107	13.33%

* Average monthly Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the registrant's last fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Enron Corp.

On August 4, 2005, a breach of contract action was filed in the United States District Court for the Southern District of New York, WESTPAC BANKING CORPORATION v. CITIBANK, N.A. The complaint alleges that Citibank breached a representation and warranty in a Credit Default Swap agreement entered into in December 2000 concerning Enron.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas, AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN-CHASE & CO., ET AL. The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets Inc., and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

WorldCom, Inc.

In STURM, ET AL. v. CITIGROUP, ET AL., an NASD arbitration seeking very significant compensatory and punitive damages, Claimants' common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, were heard this quarter.

Citigroup, along with other financial institution defendants, entered into a settlement in NEW YORK CITY EMPLOYEES' RETIREMENT SYSTEM v. EBBERS, ET AL., resolving all claims against the Citigroup-related defendants in this WorldCom-related action, which was brought by a plaintiff that opted out of the settlement of the WorldCom class action. The settlement amount is covered by existing litigation reserves.

Citigroup along with other financial institutions and other defendants, entered into a settlement resolving all claims against the Citigroup-related defendants in 32 individual actions filed by a single law firm on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement. Plaintiffs in these actions asserted various claims under federal and state law, including, among other things, federal and state securities claims, fraud, negligent misrepresentation and breach of fiduciary duty, in connection with the Citigroup-related defendants' research coverage, and underwriting of WorldCom securities. The settlement amount is covered by existing litigation reserves.

Global Crossing

On September 12, 2005, Citigroup entered into a settlement with the Global Crossing Estate Representative, resolving all claims pending in United States Bankruptcy Court for the Southern District of New York against the Citigroup-related defendants. The settlement amount is covered by existing litigation reserves.

Research

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in IN RE SALOMON ANALYST AT&T LITIGATION, a putative class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in NORMAN v. SALOMON SMITH BARNEY, ET AL., a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On August 17, 2005, in DISHER v. CITIGROUP GLOBAL MARKETS INC., the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of plaintiffs' motion to remand the case to state court, and directed the district court to dismiss the case as preempted under the Securities Litigation Uniform Standards Act ("SLUSA"). The United States Supreme Court has granted review in another case involving SLUSA that may affect the Seventh Circuit's dismissal of the Disher matter.

Adelphia

In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

IPO Securities Litigation

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in IN RE INITIAL PUBLIC OFFERING SECURITIES LITIGATION agreeing to review the district court's order granting plaintiffs' motion for class certification.

IPO Antitrust Litigation

On September 28, 2005 the United States Court of Appeals for the Second Circuit in IN RE INITIAL PUBLIC OFFERING ANTITRUST LITIGATION vacated the district court's order dismissing these actions and remanded for further proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 – July 31, 2005	722.3301	$4,301.58	N/A	N/A
August 1, 2005 – August 31, 2005	289.8084	$4,456.23	N/A	N/A
September 1, 2005 – September 30, 2005	275.5119	$4,977.17	N/A	N/A
Total	1,287.6504	$4,578.33	N/A	N/A

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

Smith Barney AAA Energy Fund L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 9, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	November 9, 2005