Form 10-K
period 2005-12-31
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2006-03-28
CIK 1057051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

Commission File Number 000-25921

SMITH BARNEY AAA ENERGY FUND L.P.
(Exact name of registrant as specified in its charter)
New York	13-3986032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Citigroup Managed Futures LLC
731 Lexington Avenue. – 25th Fl.
New York, New York 10022
(Address and Zip Code of principal executive offices)
(212) 559-2011
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Redeemable Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer           Accelerated filer           Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes           No

Limited Partnership Redeemable Units with an aggregate value of $224,342,879 were outstanding and held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter.

As of February 28, 2006, 49,256.9792 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    Business.

(a)    General development of business. Smith Barney AAA Energy Fund L.P. (the "Partnership") is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York. The objective of the Partnership is to achieve substantial appreciation of its assets through speculative trading, directly or indirectly, in commodity interests generally including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind, but initially it traded solely energy and energy related products. In addition, the Partnership may enter into swap contracts on energy related products (together with other traded futures and options contracts, the "Commodity Interests"). The Partnership invests all of its assets in SB AAA Master Fund LLC, a New York Limited Liability Company (the "Master"). The Commodity Interests that are traded by the Master are volatile and involve a high degree of market risk. During the initial offering period (February 12, 1998 through March 15, 1998) the Partnership sold 49,538 redeemable units of Limited Partnership in the Partnership ("Redeemable Units"). The Partnership commenced its Commodity Interest trading activities on March 16, 1998. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. Sales and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2005, 2004 and 2003 are reported in the Statements of Changes in Partners' Capital on page F-8 under "Item 8. Financial Statements and Supplementary Data."

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

At December 31, 2005 and 2004, the Partnership owns 32.3% and 46.6%, respectively of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

Citigroup Global Markets Inc. ("CGM"), acts as the Partnership's and the Master Fund's commodity broker. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

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

(b)    Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 are set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2005, was $276,227,999.

(c)    Narrative description of business.

See Paragraphs (a) and (b) above.

(i) through (xii) - Not applicable.

(xiii) - The Partnership has no employees.

(d)    Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.

Item 1A.    Risk Factors.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Fees will be paid to the trading advisor even if the Partnership experiences a net loss for the full year.

An investor's ability to redeem units is limited and no market exists for the units.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and commodity broker are affiliates;

2.	The trading advisor, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	Smith Barney financial advisors will receive ongoing compensation for providing services to an investor's account.

The Partnership will not provide any benefit of diversification of an investor's overall portfolio unless it is profitable and produces returns that are independent from stock and bond market returns.

The advisor's trading strategies may not perform as they have performed in the past. The advisor has from time to time incurred substantial losses in trading on behalf of clients.

Investors are taxed on their share of the Partnership's income, even though the Partnership does not intend to make any distributions.

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

There have been no material administrative, civil or criminal actions within the past five years against Citigroup Global Markets or any of its individual principals and no such actions are currently pending, except as follows.

Regulatory Matters

Both the Department of Labor and the Internal Revenue Service ("IRS") have advised Citigroup Global Markets that they were or are reviewing transactions in which Ameritech Pension Trust purchased from Citigroup Global Markets and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, Citigroup Global Markets and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

IPO Regulatory Inquiries

Since April 2002, Citigroup Global Markets and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research on IPO allocation inquiries. With respect to issues raised by the NASD, the NYSE and the SEC about Citigroup Global Markets' and other firms' e-mail retention practices, Citigroup Global Markets and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. Citigroup Global Markets agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing. No individuals from Citigroup Global Markets have been charged in the IPO allocation proceedings.

IPO Civil Litigation

In April 2002, consolidated amended complaints were filed against Citigroup Global Markets and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss.

On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. Citigroup Global Markets is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision.

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in In Re: Initial Public Offering Securities Litigation agreeing to review the district court's order granting plaintiffs' motion for class certification.

Also filed in the Southern District of New York against Citigroup Global Markets and other investment banks were several alleged class actions that were consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the court granted Citigroup Global Markets' motion to dismiss the consolidated amended complaint in the antitrust case. On September 28, 2005, the United States Court of Appeals for the Second Circuit in In Re: Initial Public Offering Antitrust Litigation vacated the district court's order dismissing these actions and remanded for further proceedings.

Research Settlement

On April 28, 2003, Citigroup Global Markets announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). As part of the Research Settlement, Citigroup Global Markets has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring Citigroup Global Markets from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring Citigroup Global Markets to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring Citigroup Global Markets to cease and desist from violations of corresponding NASD rules and requiring Citigroup Global Markets to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring Citigroup Global Markets to cease and desist from violations of corresponding NYSE rules and requiring Citigroup Global Markets to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. The Research Settlement requires Citigroup Global Markets to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. Citigroup Global Markets reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the fourth quarter of 2002.

To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against Citigroup Global Markets and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with Citigroup Global Markets in connection with the Research Settlement. In May 2003, the NYSE advised Citigroup Global Markets that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, Citigroup Global Markets also has entered into separate settlement agreements with numerous states and certain U.S. territories.

Several individual actions have been filed against Citigroup and Citigroup Global Markets relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Enron Regulatory Settlement

On July 28, 2003, Citigroup (Citigroup Global Markets' ultimate parent) entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron Corp. and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Enron-Related Civil Actions

Citigroup Global Markets, Citigroup and various other Citigroup-related entities have been named as defendants in over 20 civil lawsuits pending in state and federal courts throughout the United States, alleging claims against Citigroup and Citigroup Global Markets based on their dealings with Enron. The majority of these cases have been brought by purchasers and sellers of Enron equity and debt securities and Enron-linked securities. Many of the plaintiffs in these actions are large, institutional investors that had substantial Enron and Enron-linked holdings. The lawsuits collectively allege as against Citigroup and/or its affiliates and subsidiaries, among other things, federal securities fraud, state law claims of negligent misrepresentation, fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and related claims. In most of these lawsuits, Citigroup is named as a co-defendant along with other investment banks alleged to have had dealings with Enron. The majority of cases pending in the federal courts have been, or are in the process of being, consolidated before a single judge in the United States District Court for the Southern District of Texas. In addition, in five adversary proceedings in the Enron Chapter 11 bankruptcy, Enron and, in one case, its co-debtor affiliates and subsidiaries, and the Official Committee of Unsecured Creditors of Enron Corp., et al., have named Citigroup and/or its affiliates or subsidiaries as defendants.

On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), the Citigroup Board and the District Court in Texas.

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

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with other actions. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al. and Principal Global Investors v. Citigroup Inc., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas (Avenue Capital Management II, L.P., et al. v. J.P. Morgan-Chase & Co., et al.). The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets, and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing alleged class action pending in the United States District Court for the Southern District of Texas (In Re: Dynegy Inc. Securities Litigation) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and Citigroup Global Markets as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants. The Citigroup defendants filed a motion to dismiss in March 2004, which motion was granted by the District Court in October 2004. The court denied lead plaintiff's request for leave to appeal.

The court had also previously denied lead plaintiff's motion for leave to amend. No appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom-Related Litigation

Citigroup, Citigroup Global Markets and certain executive officers and current and former employees have been named as defendants -- along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors -- in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 in In Re: Worldcom, Inc. Securities Litigation. The class action complaint asserts claims against Citigroup Global Markets under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied Citigroup Global Markets' motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on Citigroup Global Markets' research reports concerning WorldCom and/or Citigroup Global Markets' role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remove their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

Numerous other actions asserting claims against Citigroup Global Markets in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On May 10, 2004, Citigroup announced that it had agreed to pay $2.58 billion to settle the WorldCom class action suits. The United States District Court for the Southern District of New York granted approval of the proposed settlement on November 10, 2004.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against Citigroup Global Markets and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, Citigroup Global Markets' research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action.

Citigroup and Citigroup Global Markets, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and Citigroup Global Markets and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005.

A fairness hearing was held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in In Re: Worldcom, Inc. Securities Litigation.

Citigroup, along with other financial institutions and other defendants, entered into settlements resolving certain claims against Citigroup-related defendants in a number of WorldCom-related actions. The settlement amounts are covered by existing litigation reserves.

Global Crossing

On or about January 28, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, Citigroup Global Markets, Citigroup Global Markets Holdings Inc. and certain executive officers and current and former employees. The alleged class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with Citigroup Global Markets' research reports about Global Crossing and Asia Global Crossing and for Citigroup Global Markets' roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup-related defendants moved to dismiss all of the claims against them on July 2, 2004. In March 2005, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims and claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The Court granted preliminary approval of the settlement on March 8, 2005.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, Citigroup Global Markets and certain executive officers and current and former employees, under federal bankruptcy law and common law in connection with Citigroup Global Markets' research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004. The plaintiffs and the Citigroup-related defendants have since entered into a definitive settlement agreement in the In Re: Global Crossing, Ltd. Securities Litigation; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including Citigroup Global Markets, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the "Citigroup Parties"). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, Citigroup Global Markets is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also asserted claims against Citigroup and Citibank, N.A. All of the complaints alleged violations of federal securities laws, and certain of the complaints also alleged violations of state securities laws and the common law. The complaints sought unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York.

In May and July of 2005, the United States District Court for the Southern District of New York dismissed several claims on statute of limitations grounds in the class and individual actions being coordinated under In Re: Adelphia Communications Corporation Securities and Derivatives Litigation. With the exception of one individual action that was dismissed with prejudice, the court granted the class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act and the common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, Citigroup Global Markets has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.

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

Research Analyst Litigation

Since May 2002, Citigroup Global Markets and certain executive officers and current and former employees have been named as defendants in numerous alleged class action complaints, individual actions, and arbitration demands by purchasers of various securities alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., AT&T Corp., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. The alleged class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup-related defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the Metromedia action.

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in In Re: Salomon Analyst AT&T Litigation, a class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

In addition to the alleged research class actions, several individual actions have been filed against Citigroup and Citigroup Global Markets relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with Citigroup Global Markets' publication of research about Qwest and its underwriting of Qwest securities.

Two alleged class actions against Citigroup Global Markets asserting common law claims in connection with published investment research on behalf of Citigroup Global Markets customers have been dismissed by United States District Courts, one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which is pending on appeal to the United States Courts of Appeals for the Third Circuit. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their request for an appeal to that Court is pending.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in Norman v. Salomon Smith Barney, et al., a class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

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

In Sturm, et al. v. Citigroup, et al., an NASD arbitration seeking significant compensatory and punitive damages, claimants' asserted common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to Citigroup Global Markets research coverage of WorldCom.

Supervisory Investigation

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to Citigroup Global Markets requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of Citigroup Global Markets. Other parties to the Research Settlement have received similar subpoenas and letters.

West Virginia Attorney General Suit

On June 23, 2003, the West Virginia Attorney General filed an action against Citigroup Global Markets and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

Citigroup Shareholder Litigation

In July 2002, Citigroup, Citigroup Global Markets and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of Citigroup's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. On August 10, 2004, Judge Swain granted Citigroup's motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.

NASD Settlement

In November 2004, Citigroup Global Markets entered into a final agreement with the NASD to resolve the NASD's investigation into certain of its selling practices. Without admitting or denying any allegations or findings, Citigroup Global Markets accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. Citigroup Global Markets consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.

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

(b)    Holders. The number of holders of Redeemable Units of Partnership Interest as of December 31, 2005, was 1,004.

(c)    Dividends. The Partnership did not declare a distribution in 2005 or 2004.

(d)    Use of Proceeds. The Partnership no longer offers Redeemable units at the net asset value per Redeemable Unit as of the end of each month. For the years ended December 31, 2005, 2004 and 2003 there were no additional sales.

(e)    Compensation Plans.    None.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, swaps and forward contracts.

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and total assets at December 31, 2005, 2004, 2003, 2002 and 2001 were as follows:

	2005	2004	2003	2002	2001
Net realized and unrealized trading gains (losses) net of expenses allocated from Master, brokerage commissions (including clearing fees) of $5,383,149, $4,721,137, $6,760,951, $15,155,860 and $6,777,879, respectively	$170,933,637	$55,011,111	$(45,814,699)	$63,651,739	$35,703,923
Interest income	5,081,028	1,393,628	1,151,191	2,266,446	2,765,985
	$176,014,665	$56,404,739	$(44,663,508)	$65,918,185	$38,469,908
Net income (loss) before Allocation to the Special Limited Partner	$170,951,340	$53,540,506	$(47,512,039)	$62,361,519	$36,115,307
Allocation to the Special Limited Partner	33,174,063	2,333,604	—	12,019,017	6,669,865
Net income (loss) available for pro rata distribution	$137,777,277	$51,206,902	$(47,512,039)	$50,342,502	$29,445,442
Increase (decrease) in Net Asset Value per Redeemable Unit	$2,545.62	$885.09	$(680.90)	$691.35	$489.01
Total assets	$309,054,933	$157,137,085	$121,366,913	$194,697,342	$144,011,712

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

The General Partner/Managing Member manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership's assets to AAA. The Partnership has invested these assets in the Master. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership/Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

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

The performance for the years ended December 31, 2005 and 2004 is discussed in (c) Results of Operations.

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

The Partnership no longer offers units at the net asset value per Redeemable Unit as of the end of each month. For the years ended December 31, 2005, 2004 and 2003, there were no additional sales.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of a month on 10 business days notice to the General Partner. For the year ended December 31, 2005, 3,737.6251 Redeemable Units were redeemed totaling $16,379,959 and 6,455.2592 Units of Special Limited Partnership Interest totaling $33,962,933 were redeemed. For the year ended December 31, 2004, 7,766.6819 Redeemable Units were redeemed totaling $17,443,417. For the year ended December 31, 2003, 7,598.1992 Redeemable Units were redeemed totaling $14,817,157.

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

(c)    Results of Operations.

For the year ended December 31, 2005 the Net Asset Value per Redeemable Unit increased 91.2% from $2,792.77 to $5,338.39. For the year ended December 31, 2004 the Net Asset Value per Redeemable Unit increased 46.4% from $1,907.68 to $2,792.77. For the year ended December 31, 2003 the Net Asset Value per Redeemable Unit decreased 26.3% from $2,588.58 to $1,907.68. For the three years ended December 31, 2005 the Net Asset Value per Redeemable Unit increased 106.2% from $2,588.58 to $5,338.39.

The Partnership, for its own account, through its investment in the Master, experienced a net trading gain of $176,316,786 before commissions and expenses for the year ended December 31, 2005. Gains were primarily attributable to the trading of NYMEX Crude Oil, NYMEX energy swaps, NYMEX Heating Oil, NYMEX Natural Gas and OTC energy swaps and were partially offset by losses in IPE Gas Oil, Gasoline and NYMEX Unleaded Gas.

The Partnership's extraordinary year was the result of adept and astute trading by the Partnership's advisor through challenging and fundamentally changed markets. The most significant change has been the increased flow of speculative money into the markets and the disequilibrium to historical fundamental relationships this money causes.

The new money has pushed prices to unprecedented differentials and destroyed many of the reliable and traditional price relationships. The nebulous price relationships fueled higher volatility and reduced liquidity. This increased break in traditional relationships between the long-term and short-term fundamentals provided treacherous short-term trading but at the same time provided an opportunity in all but the 10th month to generate above substantial returns.

The year started with continued pressure on crude oil prices with a carry-over to natural gas as the price of a barrel rose over 30% to a high of $57 a barrel and natural gas rose 25%. The first quarter was the Partnership's most profitable quarter and the one driven by historical price relationships where the advisor's trading strategies were particularly effective.

The second quarter began the period where speculative money started to flow into the energy markets and volatility increased. Crude oil rose to over $60 a barrel and natural gas and gasoline started showing seasonal price increases. Both these markets began to show evidence of overbought conditions in the near-term prices which led to wider price ranges and disequilibrium in terms of location and calendar relationships.

While rising prices attracted new speculative funds to the energy markets, the twin hurricanes striking the Gulf Coast in early September exacerbated an already highly sensitive market. For a quick period of four to six weeks, crude oil prices peaked and heating oil and gasoline set new highs as well. Natural gas reached nearly $16 dollars per MBTU, more than double earlier in the year. Again speculative flows chased an anticipated supply squeeze that never materialized. That led to many price corrections in October and the year's only losing month.

The whole year could be condensed into the last two months where market events resulted in losing periods at the beginning of each month and recovery late in the month. The advisor traded these markets with a bias toward shorting the near term contracts and staying effectively long the long-dated contracts.

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

The third quarter witnessed the first big move in crude oil to nearly $50 a barrel by late September. Prices were affected by the occurrence of several simultaneous global events, specifically, the hurricane season in the Caribbean, turmoil in Russia, Iran and Iraq, and low inventories ahead of the northern hemisphere winter. After grinding lower much of the summer, natural gas futures posted a low of $4.52/MM BTU in August only to explode to over $7.00/MM BTU by late September. The Advisor benefited from long futures positions and long volatility positions in this market during this period.

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

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's Redeemable Unit holders, creditors, and regulators, is free of material errors.

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

The Master's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of December 31, 2005, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2005, the Master's total capitalization was $954,082,152.

December 31, 2005

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$72,448,403	7.60%	$112,520,135	$20,895,649	$54,201,104
Energy Swaps	4,130,046	0.43%	$4,130,046	$3,300,000	$3,678,364
Total	$76,578,449	8.03%

*   Average of month-end Value at Risk

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of December 31, 2004. As of December 31, 2004, the Master's total capitalization was $336,495,535.

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

The following were the primary trading risk exposures of the Master as of December 31, 2005 by market sector.

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

Item 8.    Financial Statements and Supplementary Data.

SMITH BARNEY AAA ENERGY FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-2
Management's Report on Internal Control over Financial Reporting	F-3
Reports of Independent Registered Public Accounting Firm	F-4 – F-5
Financial Statements:
Statements of Financial Condition at December 31, 2005 and 2004	F-6
Statements of Income and Expenses for the years ended December 31, 2005, 2004 and 2003	F-7
Statements of Changes in Partners' Capital for the years ended December 31, 2005, 2004 and 2003	F-8
Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-9
Notes to Financial Statements	F-10 – F-14
Selected Unaudited Quarterly Financial Data	F-15
Financial Statements of the SB AAA Master Fund LLC
Oath or Affirmation	F-16
Independent Auditors' Report	F-17
Statements of Financial Condition at December 31, 2005 and 2004.	F-18
Condensed Schedules of Investments at December 31, 2005 and 2004	F-19 – F-20
Statements of Income and Expenses for the years ended December 31, 2005, 2004 and 2003	F-21
Statements of Changes in Members' Capital for the years ended December 31, 2005, 2004 and 2003	F-22
Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-23
Notes to Financial Statements	F-24 – F-27
Selected Unaudited Quarterly Financial Data	F-28

To the Limited Partners of
Smith Barney AAA Energy Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Smith Barney AAA Energy Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

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

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, the Partnership's internal control over financial reporting is effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, the Partnership's independent registered public accounting firm, as stated in their reports appearing on the following pages, which express unqualified opinions on management's assessment and on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005.

Report of Independent Registered Public Accounting Firm

To the Partners of
Smith Barney AAA Energy Fund L.P.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Smith Barney AAA Energy Fund L.P. (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

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

A partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Smith Barney AAA Energy Fund L.P. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of the Partnership as of December 31, 2005 and 2004, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements.

New York, New York
March 13, 2006

Report of Independent Registered Public Accounting Firm

To the Partners of
Smith Barney AAA Energy Fund L.P.:

We have audited the accompanying statements of financial condition of Smith Barney AAA Energy Fund L.P. (the "Partnership") as of December 31, 2005 and 2004, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney AAA Energy Fund L.P. as of December 31, 2005 and 2004, and the results of its operations, changes in its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 13, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

New York, New York
March 13, 2006

Smith Barney AAA
Energy Fund L.P.
Statements of Financial Condition
December 31, 2005 and 2004

	2005	2004
Assets:
Investment in Master, at fair value	$308,988,960	$157,088,428
Cash	65,973	48,657
	$309,054,933	$157,137,085
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Management fees (Note 3b)	$524,850	$266,056
Professional fees	56,811	68,924
Other	14,121	8,854
Redemptions payable (Note 5)	32,231,152	1,173,700
	32,826,934	1,517,534
Partners' capital (Notes 1 and 5):
General Partner, 913.9790 Unit equivalents outstanding in 2005 and 2004	4,879,176	2,552,533
Special Limited Partner, 594.5730 and 835.5874 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	3,174,063	2,333,604
Limited Partners, 50,235.0968 and 53,972.7219 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	268,174,760	150,733,414
	276,227,999	155,619,551
	$309,054,933	$157,137,085

See accompanying notes to financial statements.

Smith Barney AAA
Energy Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Income:
Realized gains (losses) on closed positions from Master	$32,244,456	$46,255,956	$(46,781,015)
Change in unrealized gains on open positions from Master	144,072,330	13,476,292	7,727,267
Interest income allocated from Master	5,081,028	1,393,628	1,151,191
Expenses allocated from Master	(5,383,149)	(4,721,137)	(6,760,951)
	176,014,665	56,404,739	(44,663,508)
Expenses:
Management fees (Note 3b)	4,877,188	2,759,441	2,702,332
Professional fees	155,166	96,146	112,966
Other expenses	30,971	8,646	33,233
	5,063,325	2,864,233	2,848,531
Net income (loss) before allocation to the Special Limited Partner	170,951,340	53,540,506	(47,512,039)
Allocation to the Special Limited Partner (Note 3b)	33,174,063	2,333,604	—
Net income (loss) available for pro rata distribution	$137,777,277	$51,206,902	$(47,512,039)
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$2,545.62	$885.09	$(680.90)

See accompanying notes to financial statements.

Smith Barney AAA
Energy Fund L.P.
Statements of Changes in Partners' Capital
for the years ended December 31, 2005, 2004 and 2003

	Limited Partners	Special Limited Partner	General Partner	Total
Partners' capital at December 31, 2002	$179,485,750	$—	$2,365,908	$181,851,658
Net loss available for pro rata distribution	(46,889,710)	—	(622,329)	(47,512,039)
Redemption of 7,598.1992 Redeemable Units of Limited Partnership Interest	(14,817,157)	—	—	(14,817,157)
Partners' capital at December 31, 2003	117,778,883	—	1,743,579	119,522,462
Redemption of 7,766.6819 Redeemable Units of Limited Partnership Interest	(17,443,417)	—	—	(17,443,417)
Allocation of net income for the year ended December 31, 2004:
Allocation of 835.5874 Redeemable Units of Limited Partnership Interest to the Special Limited Partner (Note 3b)	––	2,333,604	—	2,333,604
Net income available for pro rata distribution	50,397,948	—	808,954	51,206,902
Partners' capital at December 31, 2004	150,733,414	2,333,604	2,552,533	155,619,551
Redemption of 3,737.6251 Redeemable Units of Limited Partnership Interest	(16,379,959)	—	—	(16,379,959)
Redemption of 6,455.2592 Redeemable Units of Special Limited Partnership Interest	—	(33,962,933)	—	(33,962,933)
Allocation of net income for the year ended December 31, 2005:
Allocation of 6,214.2448 Redeemable Units of Limited Partnership Interest to the Special Limited Partner (Note 3b)	—	33,174,063	—	33,174,063
Net income available for pro rate distribution	133,821,305	1,629,329	2,326,643	137,777,277
Partners' capital at December 31, 2005	$268,174,760	$3,174,063	$4,879,176	$276,227,999

Net Asset Value Per Redeemable Unit

2003	$1,907.68
2004	$2,792.77
2005	$5,338.39

See accompanying notes to financial statements.

Smith Barney AAA
Energy Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$137,777,277	$51,206,902	$(47,512,039)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(2,333,604)	—	—
Proceeds from sale of investment in Master	21,426,255	19,290,474	27,669,078
Net unrealized appreciation (depreciation) on investment in Master	(170,993,183)	(55,030,692)	45,674,873
Accrued expenses:
Increase (decrease) in management fees	258,794	59,959	(124,598)
Increase (decrease) in professional fees	(12,113)	41,534	18,800
Increase (decrease) in other	5,267	563	3,068
Net cash provided by (used in) operating activities	(13,871,307)	15,568,740	25,729,182
Cash flows from financing activities:
Allocation of units – Special Limited Partner	33,174,063	2,333,604	—
Payments for redemptions – Limited Partners	(15,322,508)	(17,872,390)	(25,715,660)
Payments for redemptions – Special Limited Partner	(3,962,932)	—	—
Net cash provided by (used in) financing activities	13,888,623	(15,538,786)	(25,715,660)
Net change in cash	17,316	29,954	13,522
Cash, at beginning of year	48,657	18,703	5,181
Cash, at end of year	$65,973	$48,657	$18,703

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

At December 31, 2005 and 2004, the Partnership owns 32.3% and 46.6%, respectively, of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner (as defined in Note 3b), in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2018; the net asset value of a Redeemable Unit decreases to less than $400 per Redeemable Unit as of a close of any business day; the aggregate net assets of the Partnership decline to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.    Accounting Policies:

a.	The value of the Partnership's investment in the Master reflects the Partnership's proportional interest in the members' capital of the Master. All of the unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Master are used for

Smith Barney AAA
Energy Fund L.P.
Notes to Financial Statements

trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net realized and unrealized gains (losses).

b.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership's income and expenses.

c.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

d.	Certain prior period amounts have been reclassified to conform to current year presentation.

3.    Agreements:

a.	Limited Partnership Agreement:

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

All brokerage commissions, exchange, clearing, user, give-up, and National Futures Association fees will be borne by the Master and allocated to the Partnership through its investment in the Master. CGM will pay a portion of brokerage fees to its financial advisors who have sold Units in this Partnership. The Partnership's assets not held at the Master are held in the Partnership's account at CGM. The Partnership's assets are deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. Cash margin requirements are maintained by the Master. CGM will pay the Partnership interest on 80% of the average daily equity allocated to the Partnership by the Master during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average

Smith Barney AAA
Energy Fund L.P.
Notes to Financial Statements

non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The customer agreement (the "Customer Agreement") between CGM and the Master gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The results of the Master's trading activities are shown in the statements of income and expenses.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. Beginning with the first full month ending at least three months after the commencement of trading, a limited partner may require the Partnership to redeem its Redeemable Units at their Net Asset Value as of the last day of a month on 10 days notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Net realized and unrealized gains (losses)*	$3,161.00	$952.94	$(652.70)
Interest income	94.07	24.27	17.19
Expenses**	(709.45)	(92.12)	(45.39)
Increase (decrease) for year	2,545.62	885.09	(680.90)
Net asset value per Redeemable Unit, beginning of year	2,792.77	1,907.68	2,588.58
Net asset value per Redeemable Unit, end of year	$5,338.39	$2,792.77	$1,907.68

*	Includes commissions expense allocated from Master

**	Excludes commissions expense allocated from Master and includes allocation to Special Limited Partner

Smith Barney AAA
Energy Fund L.P.
Notes to Financial Statements

	2005	2004	2003
Ratios to average net assets:
Net investment loss before fee allocation to Special Limited Partner ***	(2.5)%	(4.6)%	(6.2)%
Operating expenses	4.8%	5.6%	7.0%
Allocation to Special Limited Partner	15.2%	1.7%	—%
Total expenses and allocation to Special Limited Partner	20.0%	7.3%	7.0%
Total return:
Total return before allocation to Special Limited Partner	114.1%	48.6%	(26.3)%
Allocation to Special Limited Partner	(22.9)%	(2.2)%	—%
Total return after allocation to Special Limited Partner	91.2%	46.4%	(26.3)%

***	Interest income less total expenses (exclusive of allocation to Special Limited Partner)

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

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2005 and 2004 is summarized below:

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains net of brokerage fees commissions and clearing fees plus interest income	$23,842,097	$55,320,843	$45,225,133	$51,786,065
Net Income	$18,187,406	$43,317,561	$35,453,798	$40,818,512
Increase in Net Asset Value per Redeemable Unit	$361.22	$804.00	$645.82	$734.58

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains net of brokerage commissions and clearing fees plus interest income	$11,052,024	$30,234,312	$4,877,947	$10,354,084
Net Income	$8,174,598	$29,067,831	$4,232,220	$9,732,253
Increase in Net Asset Value per Redeemable Unit	$142.37	$509.75	$71.26	$161.71

To the Members of
SB AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC Managing Member, SB AAA Master Fund LLC
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditors' Report

To the Members of
SB AAA Master Fund LLC:

We have audited the accompanying statements of financial condition of SB AAA Master Fund LLC (the "Company"), including the condensed schedules of investments, as of December 31, 2005 and 2004, and the related statements of income and expenses, changes in members' capital, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB AAA Master Fund LLC as of December 31, 2005 and 2004, and the results of its operations, changes in its members' capital, and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 13, 2006

SB AAA Master Fund LLC
Statements of Financial Condition
December 31, 2005 and 2004

	2005	2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $4,130,046 and $29,327,275, respectively)	$557,878,760	$302,866,457
Net unrealized appreciation on open futures positions	260,548,395	33,027,068
Unrealized appreciation on open swaps contracts	193,692,178	93,606,729
Commodity options owned, at fair value (cost $129,024,667 and $39,565,244, respectively)	225,052,075	51,017,766
	1,237,171,408	480,518,020
Due from brokers	14,310,966	2,425,135
Interest receivable	1,813,732	459,835
	$1,253,296,106	$483,402,990

Liabilities and Members' Capital:
Liabilities:
Unrealized depreciation on open swap contracts	$165,265,325	$89,659,294
Commodity options written, at market value (premium $147,363,753 and $54,943,984, respectively)	114,859,048	52,353,395
Accrued expenses:
Commissions	3,198,816	1,662,591
Professional fees	143,268	2,000
Due to brokers	13,948,544	2,753,610
Due to CGM	—	22,978
Distribution Payable	1,798,953	453,587
	299,213,954	146,907,455
Members' Capital:
Members' Capital, 246,785.2714 and 185,364.2361 Units outstanding in 2005 and 2004, respectively	954,082,152	336,495,535
	$1,253,296,106	$483,402,990

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2005

	Number of Contracts	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy
NYMEX Henry Hub Natural Gas Swap- April 07 - Dec. 09	6,496	$61,657,788	6.46%
NYMEX Natural Gas Aug. 06 - Dec. 10	9,869	107,175,497	11.23
Other		45,857,146	4.81
Total futures contracts purchased		214,690,431	22.50

Futures Contracts Sold
Energy		45,857,964	4.81
Total futures contracts		260,548,395	27.31

Options Owned
Energy
NYMEX Natural Gas Feb. 06 - July 06	4,778	78,598,570	8.24
Other		146,453,505	15.35
Total options owned		225,052,075	23.59

Options Written
Energy		(114,859,048)	(12.04)

Unrealized Appreciation on Swap Contracts
Energy
Gulf Coast Unleaded Gas Calendar 2006	1,750	67,563,451	7.08
Other		126,128,727	13.22
Total unrealized appreciation on swap contracts		193,692,178	20.30

Unrealized Depreciation on Swap Contracts
Energy
Gulf Coast Unleaded Gas Calendar 2006	1,750	(65,229,496)	(6.84)
Other		(100,035,829)	(10.48)
Total depreciation on swap contracts		(165,265,325)	(17.32)
Total Energy Fair Value		$399,168,275	41.84%

Percentages are based on Members' Capital unless otherwise indicated.

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2004

	Number of Contracts	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy		$1,240,430	0.37%

Futures Contracts Sold
Energy
NYMEX Natural Gas Feb. 05 - May 09	2,626	22,776,795	6.77
Other		9,009,843	2.68
Total futures contracts sold		31,786,638	9.45

Options Owned
Energy		51,017,766	15.16

Options Written
Energy
NYMEX Natural Gas Feb. 05 - Jan 06	6,992	(25,794,540)	(7.67)
Other		(26,558,855)	(7.89)
Total futures contracts written		(52,353,395)	(15.56)

Unrealized Appreciation on Swap Contracts
Energy
Gulf Coast Unleaded Gas Calendar 2005	1,080	23,491,972	6.98
NYMEX Heating Oil Calendar 2006	1,450	21,867,545	6.50
Other		48,247,212	14.34
Total unrealized appreciation on swap contracts		93,606,729	27.82

Unrealized Depreciation on Swap Contracts
Energy
Gulf Coast Unleaded Gas Calendar 2006	1,450	(18,846,201)	(5.60)
NYMEX Unleaded Gas Calendar 2005	820	(21,159,503)	(6.29)
Other		(49,653,590)	(14.76)
Total depreciation on swap contracts		(89,659,294)	(26.65)

Total Energy Fair Value		$35,638,874	10.59%

Percentages are based on Members' Capital unless otherwise indicated.

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Income and Expenses
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$75,334,314	$98,726,739	$(89,228,388)
Change in unrealized gains on open positions	366,489,747	28,044,756	12,929,224
	441,824,061	126,771,495	(76,299,164)
Interest income	13,332,089	3,078,611	2,459,477
	455,156,150	129,850,106	(73,839,687)

Expenses:
Brokerage commissions including clearing fees of $1,569,668 $1,255,894 and $2,041,075, respectively	13,333,992	9,941,386	14,015,096
Professional fees	107,937	68,096	210,070
	13,441,929	10,009,482	14,225,166
Net income (loss)	$441,714,221	$119,840,624	$(88,064,853)
Net income (loss) per Unit of Member Interest (Notes 1 and 6)	$2,112.50	$622.49	$(400.99)

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Changes in Members' Capital
for the years ended December 31, 2005, 2004 and 2003

Members' Capital
Members' Capital at December 31, 2002	$350,283,453
Net Loss	(88,064,853)
Sale of 39,745.9253 Units of Member Interest	54,393,460
Redemptions of 44,880.6036 Units of Member Interest	(59,184,213)
Distribution of Interest to feeder funds	(2,370,210)
Members' Capital at December 31, 2003	255,057,637
Net Income	119,840,624
Sale of 20,423.0579 Units of Member Interest	32,767,686
Redemption of 46,082.5538 Units of Member Interest	(68,133,449)
Distribution of Interest to feeder funds	(3,036,963)
Members' Capital at December 31, 2004	336,495,535
Net Income	441,714,221
Sale of 99,379.4923 Units of Member Interest	288,276,627
Redemption of 37,958.4570 Units of Member Interest	(99,220,693)
Distribution of Interest to feeder funds	(13,183,538)
Members' Capital at December 31, 2005	$954,082,152

Net Asset Value Per Unit:

2003:	$1,208.66
2004:	$1,815.32
2005:	$3,866.04

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Cash Flows
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net Income (loss)	$441,714,221	$119,840,624	$(88,064,853)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	25,197,229	19,144,722	5,050,258
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(227,521,327)	(24,181,529)	342,944
(Increase) decrease in unrealized appreciation on open swaps contracts	(100,085,449)	(43,512,817)	(12,082,141)
(Increase) decrease in commodity options owned at fair value	(174,034,309)	(8,387,536)	40,621,872
(Increase) decrease in due from brokers	(11,885,831)	(276,445)	10,447,102
(Increase) decrease in interest receivable	(1,353,897)	(300,785)	124,570
Increase (decrease) in unrealized depreciation on open swap contracts	75,606,031	71,004,728	(29,815,656)
Increase (decrease) in commodity options written, at fair value	62,505,653	(5,451,202)	(9,920,180)
Accrued expenses:
Increase (decrease) in commissions	1,536,225	(7,834)	(3,539,742)
Increase (decrease) in professional fees	141,268	(57,625)	39,508
Increase (decrease) in due to brokers	11,194,934	938,595	273,792
Increase (decrease) in due to CGM	(22,978)	—	—
Net cash provided by (used in) operating activities	102,991,770	128,752,896	(86,522,526)
Cash flows from financing activities:
Proceeds from additions	288,276,627	32,767,686	54,393,460
Payments for redemptions	(99,220,693)	(68,133,449)	(59,184,213)
Distribution of interest to feeder funds	(11,838,172)	(2,737,057)	(2,493,437)
Net cash provided by (used in) financing activities	177,217,762	(38,102,820)	(7,284,190)
Net change in cash	280,209,532	90,650,076	(93,806,716)
Unrestricted cash, at beginning of year	273,539,182	182,889,106	276,695,822
Unrestricted cash, at end of year	$553,748,714	$273,539,182	$182,889,106

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

On September 1, 2001 (date Master commenced trading), Smith Barney AAA Energy Fund L.P. ("AAA") allocated substantially all of its capital and Salomon Smith Barney Orion Futures Fund L.P. ("Orion") allocated a portion of its capital to the Master. With this cash, the Partnerships purchased 133,712.5867 Units of the Master with a fair value of $133,712,587 (including unrealized appreciation of $7,755,035). On July 1, 2002, Salomon Smith Barney AAA Energy Fund L.P. II ("AAA II") allocated substantially all of its capital to the Master and purchased 64,945.0387 Units with a fair value of $94,925,000. On November 1, 2003, Pinnacle Natural Resources, L.P. ("Pinnacle") allocated a portion of its capital to the Master and purchased 1,104.9839 Units with a fair value of $1,500,000. On October 1, 2005, Citigroup Diversified Futures Fund L.P. ("CitiDiv") allocated a portion of its capital to the Master and purchased 13,956.1190 Units with a fair value of $50,000,000. On July 1, 2005, CMF Institutional Futures Portfolio L.P. ("CMF Institutional") allocated a portion of its capital to the Master and purchased 2,386.2338 Units with a fair value of $7,000,000. On November 1, 2005, a private investor ("private investor") purchased 1,196.6879 Units with a fair value of $4,000,000. The Master was formed to permit commodity pools managed now or in the future by AAA Capital Management, Inc. (the "Advisor") using the Energy with Swaps Program, the Advisor's proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of AAA, AAA II, CitiDiv, CMF Institutional, private investor, Orion and Pinnacle Natural Resources, LP (each a "Member", collectively the "Funds") with 32.3%, 52.5%, 5.6%, 0.6%, 1.0%, 6.9% and 1.1% investments in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC acts as the managing member (the "Managing Member") of the Master. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the Managing Member. The Managing Member is wholly-owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. All trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the Managing Member for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

SB AAA Master Fund LLC
Notes to Financial Statements

b.	The Master may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the statements of financial condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the statements of financial condition and marked to market daily.

c.	All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

d.	Income taxes have not been provided as each partner of each of the members (the Funds) is individually liable for the taxes, if any, on their share of the Master's income and expenses.

e.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

f.	Certain prior period amounts have been reclassified to conform to current year presentation.

3.	Agreements:

a.	Managing Member Agreement:

The Managing Member administers the business affairs of the Master.

b.	Management Agreement:

The Managing Member, on behalf of the Master has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is affiliated with the Managing Member and CGM but is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement shall be borne by the Funds.

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. The Master will pay CGM brokerage commissions at $18 per round turn for futures, options and swap transactions. The brokerage fee is inclusive of applicable floor brokerage. All exchange, clearing, user, give-up and National Futures Association fees are borne by the Master. All other fees (management fees, administrative fees, incentive fees and offering costs) shall be borne by the Funds. All of the Master's cash is deposited by CGM in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005 and 2004, the amount of cash held by the Master for margin requirements was $4,130,046 and $29,327,275, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party. All commissions in connection with the Customer Agreement shall be borne by the Funds.

SB AAA Master Fund LLC
Notes to Financial Statements

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2005 and 2004 based on a monthly calculation, were $199,595,694 and $37,750,006, respectively. The fair values of these commodity interests, including options thereon, if applicable, at December 31, 2005 and 2004 were $399,168,275 and $35,638,874, respectively.

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

6.    Financial Highlights:

Changes in the Net Asset Value per Unit of Member interest for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005		2004	2003
Net realized and unrealized gains (losses)*	$2,051.93		$607.73	$(410.62)
Interest income	62.49		16.06	11.23
Expenses**	(1.92)		(1.30)	(1.60)
Increase (decrease) for year	2,112.50		622.49	(400.99)
Distributions	(61.78)		(15.83)	(10.84)
Net asset value per Unit, beginning of year	1,815.32		1,208.66	1,620.49
Net asset value per Unit, end of year	$3,866.04		$1,815.32	$1,208.66
* Includes brokerage commissions
** Excludes brokerage commissions
Ratio to average net assets:
Net investment loss***	(0.0)	%****	(2.4)%	(4.1)%
Operating expenses	2.3%		3.5%	5.0%
Total return	116.4%		51.5%	(24.7)%

***	Interest income less total expenses

****	Due to rounding

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

SB AAA Master Fund LLC
Notes to Financial Statements

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has concentration risk because a significant counterparty or broker with respect to the Master's assets is CGM. As of December 31, 2005, the counterparties to the Master's swap contracts were Citibank, N.A., which is affiliated with the Master, Morgan Stanley Capital Group Inc., J. Aron & Company, Hess Trading Company, LLC and BP Corporation North America, Inc.

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

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Master for the years ended December 31, 2005 and December 31, 2004 is summarized below:

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains net of brokerage fees commissions and clearing fees plus interest income	$78,571,053	$139,754,428	$105,296,290	$118,510,387
Net Income	$78,379,858	$139,650,072	$105,228,428	$118,455,863
Increase in Net Asset Value per Redeemable Unit	$304.38	$666.56	$535.54	$606.02

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains net of brokerage commissions and clearing fees plus interest income	$23,925,828	$64,277,686	$10,197,155	$21,684,305
Net Income	$23,724,769	$64,261,824	$10,181,466	$21,672,565
Increase in Net Asset Value per Redeemable Unit	$122.43	$338.61	$52.27	$109.18

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Based on their evaluation of the Partnership's disclosure controls and procedures as of year end, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Partnership's internal controls over financial reporting or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

Management's report on internal control over financial reporting and KPMG LLP's related opinion are included in the Partnership's annual financial statements under "Item 8. Financial Statements and Supplementary Data."

Item 9B.    Other Information.

The Partnership previously filed report(s) as an "accelerated filer" (as defined in Rule 12b-2 of the Exchange Act). The Partnership has been advised by SEC Staff that it is not an accelerated filer and that it is not, therefore, required to file as such.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisor, AAA Capital Management, Inc.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." During the year ended December 31, 2005, CGM earned $5,223,676 in brokerage commissions and clearing fees from the Partnership and through the Partnership's investment in the Master. The Advisor earned $4,877,188 in management fees during 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 913.9790 (1.8%) Units of Limited Partnership Interest as of December 31, 2005.

Principals who own Redeemable Units of the Partnership:

* David J. Vogel                      101.0801 Redeemable Units
* Daniel R. McAuliffe, Jr.        10.3165 Redeemable Units

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

Item 14.    Principal Accountant Fees and Services.

(1)    Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements are as follows:

2005            $77,515

2004            $53,950

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2005            $7,606

2004            $5,136

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements:

Statements of Financial Condition at December 31, 2005 and 2004.

Statements of Income and Expenses for the years ended December 31, 2005, 2004 and 2003.

Statements of Changes in Partners' Capital for the years ended December 31, 2005, 2004 and 2003.

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

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

10.5 – Letter from the General Partner to AAA Capital Management, Inc. extending the Management Agreement for 2000 (previously filed).

10.6 – Letter from the General Partner to AAA Capital Management, Inc. extending the Management Agreement for 2001 (previously filed).

10.7 – Letter from the General Partner to AAA Capital Management, Inc. extending the Management Agreement for 2002 (previously filed).

10.8 – Letter from the General Partner to AAA Capital Management, Inc. extending the Management Agreement for 2003 (previously filed).

10.9 – Letter from the General Partner to AAA Capital Management, Inc. extending the Management Agreement for 2004 (previously filed).

10.10 – Letter from the General Partner to AAA Capital Management, Inc. extending the Management Agreement through September 30, 2005 (filed herein).

10.11 – Amended and Restated Advisory Agreement among the Partnership, the General Partner and AAA Capital Management, Inc. (filed herein).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2006.

Smith Barney AAA Energy Fund L.P.

By:	/s/ Citigroup Managed Futures LLC (General Partner)

By:	/s/ David J. Vogel David J. Vogel, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David J. Vogel	/s/ Shelley Ullman
David J. Vogel	Shelley Ullman
President and Director	ExecutiveDirector

/s/ Maureen O'Toole	/s/ Jennifer Magro
Maureen O'Toole	Jennifer Magro
Director	Director

/s/ Daniel R. McAuliffe, Jr.	/s/ Jerry Pascucci
Daniel R. McAuliffe, Jr.	Jerry Pascucci
Chief Financial Officer and	Director
Director

/s/ Ihor Rakowsky
Ihor Rakowsky
Secretary and Director