Form 10-Q
period 2006-03-31
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2006-05-12
CIK 1057051

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2006

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer             Non-accelerated filer    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

SMITH BARNEY AAA ENERGY FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2006 and December 31, 2005 (unaudited)	3
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2006 and 2005 (unaudited)	4
	Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	5
	Notes to Financial Statements, including the Financial Statements of SB AAA Master Fund LLC (unaudited)	6 – 15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	20
PART II - Other Information		21

PART I

Item 1. Financial Statements

Smith Barney AAA Energy Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2006	December 31, 2005
Assets:
Investment in Master, at fair value	$334,852,639	$308,988,960
Cash	97,524	65,973
	$334,950,163	$309,054,933
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Commissions	$1,168,416	$—
Management fees	556,118	524,850
Other	110,966	70,932
Due to Special Limited Partner	12,777,624	—
Redemptions payable	10,715,778	32,231,152
	25,328,902	32,826,934
Partners' capital:
General Partner, 913.9790 Unit equivalents outstanding in 2006 and 2005	5,835,674	4,879,176
Special Limited Partner, 594.5730 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005	3,796,295	3,174,063
Limited Partners, 46,984.1087 and 50,235.0968 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	299,989,292	268,174,760
	309,621,261	276,227,999
	$334,950,163	$309,054,933

See Accompanying Notes to Financial Statements.

Smith Barney AAA Energy Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Income:
Realized gains on closed positions allocated from Master	$112,634,224	$13,332,792
Change in unrealized gains (losses) on open positions allocated from Master	(45,023,512)	38,912,029
Interest income allocated from Master	2,427,792	825,005
Expenses allocated from Master	(307,428)	(1,307,659)
	69,731,076	51,762,167

Expenses:
Commissions	1,767,016	—
Management fees	1,608,114	919,478
Other expenses	40,034	25,800
	3,415,164	945,278
Net income before allocation to Special Limited Partner	66,315,912	50,816,889
Allocation to Special Limited Partner	(12,777,624)	(9,998,377)
Net income after allocation to Special Limited Partner	53,538,288	40,818,512
Redemptions — Limited Partners	(20,145,026)	(2,202,601)
Net increase in Partners' capital	33,393,262	38,615,911
Partners' capital, beginning of period	276,227,999	155,619,551
Partners' capital, end of period	$309,621,261	$194,235,462
Net asset value per Redeemable Unit (48,492.6607 and 55,065.4830 Units outstanding at March 31, 2006 and 2005, respectively)	$6,384.91	$3,527.35
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$1,046.52	$734.58

See Accompanying Notes to Financial Statements.

Smith Barney AAA Energy Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$53,538,288	$40,818,512
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(33,174,062)	(2,333,604)
Proceeds from sale of investment in Master	73,964,871	4,278,555
Net unrealized appreciation (depreciation) on investment in Master	(66,654,488)	(50,956,039)
Accrued expenses:
Increase (decrease) in commissions	1,168,416	—
Increase (decrease) in management fees	31,268	84,016
Increase (decrease) in other	40,034	25,800
Increase (decrease) in due to Special Limited Partner	12,777,624	9,998,377
Net cash provided by (used in) operating activities	41,691,951	1,915,617
Cash flows from financing activities:
Payments for redemptions — Limited Partners	(41,660,400)	(1,869,393)
Net cash provided by (used in) financing activities	(41,660,400)	(1,869,393)
Net change in cash	31,551	46,224
Cash, at beginning of period	65,973	48,657
Cash, at end of period	$97,524	$94,881

See Accompanying Notes to Financial Statements.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2006
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

Effective September 1, 2001, the Partnership allocated substantially all of its capital to the SB AAA Master Fund LLC, a New York limited liability company (the "Master"). With this cash, the Partnership purchased 128,539.1485 Units of the Master with a fair value of $128,539,149 (including unrealized depreciation of $7,323,329). The Master was formed in order to permit accounts managed by AAA Capital Management, Inc. (the "Advisor") using the Energy Program—Futures and Swaps, the Advisor's proprietary trading program, to invest together in one trading vehicle. Principals of the Master's Advisor used to be employees of Smith Barney and associated persons of CGM. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master may trade commodity futures and options contracts of any kind, but trades solely energy and energy-related products. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

As of March 31, 2006, the Partnership owned approximately 29.8% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Condensed Schedules of Investments and Statements of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2006 and December 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Prior to January 1, 2006, round-turn commissions were borne at the master level and allocated down to the feeder funds based on each fund's ownership. Effective January 1, 2006, round-turn commissions are borne by the Partnership consistent with contractual agreements.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

The Master's Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2006 and December 31, 2005 and Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three months ended March 31, 2006 and 2005 are presented below:

SB AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	March 31, 2006	December 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $153,673,668 and $4,130,046, respectively)	$882,492,973	$557,878,760
Net unrealized appreciation on open futures positions	211,062,527	260,548,395
Unrealized appreciation on open swaps contracts	232,602,604	193,692,178
Commodity options owned, at fair value (cost $126,062,454 and $129,024,667, respectively)	116,240,841	225,052,075
	1,442,398,945	1,237,171,408
Due from brokers	13,340,550	14,310,966
Interest receivable	3,390,890	1,813,732

	$1,459,130,385	$1,253,296,106
Liabilities and Members' Capital:
Liabilities:
Unrealized depreciation on open swap contracts	$179,361,136	$165,265,325
Commodity options written, at market value (premium $150,210,437 and $147,363,753, respectively)	139,367,599	114,859,048
Accrued expenses:
Commissions	—	3,198,816
Professional fees	249,768	143,268
Due to brokers	14,382,200	13,948,544
Distribution Payable	3,374,747	1,798,953
	336,735,450	299,213,954
Members' Capital:
Members' Capital, 232,919.5565 and 246,785.2714 Units outstanding in 2006 and 2005, respectively	1,122,394,935	954,082,152
	$1,459,130,385	$1,253,296,106

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

SB AAA Master Fund LLC
Condensed Schedule of Investments
March 31, 2006
(Unaudited)

	Number of Contracts	Fair Value	% of Members' Capital

Futures Contracts Purchased
Energy		$167,808,142	14.95%

Futures Contracts Sold
Energy		43,254,385	3.85
Total futures contracts		211,062,527	18.80

Options Owned
Energy
Energy		116,240,841	10.36

Options Written
Energy
NYMEX Natural Gas May 06 - Jan. 07	8,495	(58,730,010)	(5.23)
Other		(80,637,589)	(7.18)
Total options written		(139,367,599)	(12.41)

Unrealized Appreciation on Swap Contracts
Energy		232,602,604	20.72

Unrealized Depreciation on Swap Contracts
Energy		(179,361,136)	(15.98)

Total Energy Fair Value		$241,177,237	21.49%

Percentages are based on Members' Capital unless otherwise indicated.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

SB AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

	Number of Contracts	Fair Value	% of Members' Capital
Futures Contracts Purchased
Energy
NYMEX Henry Hub Natural Gas Swap– April 07 – Dec. 09	6,496	$61,657,788	6.46%
NYMEX Natural Gas Aug. 06 – Dec. 10	9,869	107,175,497	11.23
Other		45,857,146	4.81
Total futures contracts purchased		214,690,431	22.50

Futures Contracts Sold
Energy		45,857,964	4.81
Total futures contracts		260,548,395	27.31

Options Owned
Energy
NYMEX Natural Gas Feb. 06 – July 06	4,778	78,598,570	8.24
Other		146,453,505	15.35
Total options owned		225,052,075	23.59

Options Written
Energy		(114,859,048)	(12.04)

Unrealized Appreciation on Swap Contracts
Energy
Gulf Coast Unleaded Gas Calendar 2006	1,750	67,563,451	7.08
Other		126,128,727	13.22
Total unrealized appreciation on swap contracts		193,692,178	20.30

Unrealized Depreciation on Swap Contracts
Energy
Gulf Coast Unleaded Gas Calendar 2006	1,750	(65,229,496)	(6.84)
Other		(100,035,829)	(10.48)
Total depreciation on swap contracts		(165,265,325)	(17.32)
Total Energy Fair Value		$399,168,275	41.84%

Percentages are based on Members' Capital unless otherwise indicated.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2006

(Unaudited)

SB AAA Master Fund LLC
Statements of Income and Expenses and Members' Capital
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions	$378,831,347	$29,816,228
Change in unrealized gains (losses) on open positions	(152,182,141)	89,695,707
	226,649,206	119,511,935
Interest income	8,340,139	1,940,110
	234,989,345	121,452,045
Expenses:
Brokerage commissions including clearing fees of $534,660 and $317,204, respectively	925,949	2,941,658
Professional Fees	106,500	54,524
	1,032,449	2,996,182
Net income	233,956,896	118,455,863
Additions	138,178,694	43,025,479
Redemptions	(195,528,305)	(18,223,345)
Distribution of Interest to feeder funds	(8,294,502)	(1,896,639)
Net increase in Members Interest	168,312,783	141,361,358
Members' capital, beginning of period	954,082,152	336,495,535
Members' capital, end of period	$1,122,394,935	$477,856,893
Net asset value per Unit (232,919.5565 and 198,146.0961 Units outstanding in March 31, 2006 and 2005, respectively)	$4,818.81	$2,411.64

Net income per Unit of Member Interest	$987.86	$606.03

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2006

(Unaudited)

SB AAA Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net Income	$233,956,896	$118,455,863
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(149,543,622)	26,027,275
(Increase) decrease in net unrealized
appreciation on open futures positions	49,485,868	(44,623,397)
(Increase) decrease in unrealized appreciation on open swaps contracts	(38,910,426)	(125,388,061)
(Increase) decrease in commodity options owned at fair value	108,811,234	(55,735,459)
(Increase) decrease in due from brokers	970,416	(4,882,328)
(Increase) decrease in interest receivable	(1,577,158)	(375,901)
Increase (decrease) in unrealized depreciation on open swap contracts	14,095,811	109,150,371
Increase (decrease) in commodity options written, at fair value	24,508,551	7,299,284
Accrued expenses:
Increase (decrease) in commissions	(3,198,816)	975,855
Increase (decrease) in professional fees	106,500	54,524
Increase (decrease) in due to brokers	433,656	4,233,539
Increase (decrease) in due to CGM	—	(22,978)
Net cash provided by (used in) operating activities	239,138,910	35,168,587
Cash flows from financing activities:
Proceeds from additions	138,178,694	43,025,479
Payments for redemptions	(195,528,305)	(18,223,345)
Distribution of interest to feeder funds	(6,718,708)	(1,521,988)
Net cash provided by (used in) financing activities	(64,068,319)	23,280,146
Net change in cash	175,070,591	58,448,733
Unrestricted cash, at beginning of period	553,748,714	273,539,182
Unrestricted cash, at end of period	$728,819,305	$331,987,915

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2006

(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Net realized and unrealized gains*	$1,281.50	$917.11
Interest income	47.65	14.85
Expenses and allocation to Special Limited Partner**	(282.63)	(197.38)
Increase for the period	1,046.52	734.58
Net Asset Value per Redeemable Unit, beginning of period	5,338.39	2,792.77
Net Asset Value per Redeemable Unit, end of period	$6,384.91	$3,527.35
* Includes Partnership commissions and expenses allocated from the Master.
** Excludes Partnership commissions and expenses allocated from the Master.

Ratios to average net assets:***
Net investment loss before allocation to Special Limited Partner****	(0.9)%	(3.3)%
Operating expense	4.2%	5.3%
Allocation to Special Limited Partner	4.3%	5.8%
Total expenses	8.5%	11.1%
Total return:
Total return before allocation to Special Limited Partner	24.5%	32.8%
Allocation to Special Limited Partner	(4.9)%	(6.5)%
Total return after allocation to Special Limited Partner	19.6%	26.3%

***	Annualized (except for allocation to Special Limited Partner)

****	Interest income less total expenses (exclusive of allocation to Special Limited Partner)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2006

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2006	2005
Net realized and unrealized gains*	$953.02	$596.38
Interest income	35.29	9.93
Expenses**	(0.45)	(0.28)
Increase for the period	987.86	606.03
Distributions	(35.09)	(9.71)
Net Asset Value per Unit, beginning of period	3,866.04	1,815.32
Net Asset Value per Unit, end of period	$4,818.81	$2,411.64

*	Includes brokerage commissions

**	Excludes brokerage commissions

Ratios to average net assets:***
Net investment gain (loss)****	2.8%	(1.1)%
Operating expense	0.4%	3.0%
Total return	25.6%	33.4%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2006
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

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2006 and December 31, 2005, based on a monthly calculation, were $259,093,115 and $199,595,694, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at March 31, 2006 and December 31, 2005 were $241,177,237 and $399,168,275, respectively. Fair values for exchange-traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
March 31, 2006
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

The majority of these instruments mature within one year of March 31, 2006. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2006, Partnership capital increased 12.1% from $276,227,999 to $309,621,261. This increase was attributable to net income from operations of $53,538,288, which was partially offset by the redemptions of 3,250.9881 Redeemable Units resulting in an outflow of $20,145,026. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2006, the Master's capital increased 17.6% from $954,082,152 to $1,122,394,935. This increase was attributable to net income from operations of $233,956,896, coupled with the addition of 35,163.7838 Units totaling $138,178,694 which was partially offset by the redemptions of 49,029.4987 Units totaling $195,528,305 and distributions of interest totaling $8,294,502 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's first quarter of 2006, the Net Asset Value per Redeemable Unit increased 19.6% from $5,338.39 to $6,384.91 as compared to an increase of 26.3% in the first quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2006 of $67,610,712. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Natural Gas, NYMEX Unleaded Gas, IPE Gas Oil, NYMEX energy swaps, NYMEX Heating Oil and were partially offset by losses in Gasoline. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2005 of $52,244,821. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Natural Gas, NYMEX Heating Oil and energy swaps and were partially offset by losses in NYMEX Unleaded Gas and IPE Gas Oil.

The first quarter continued the profitable trading results of 2005 for the Partnership's advisor. While public awareness was focused on NYMEX crude oil prices reaching all-time highs, the most significant profits for the quarter were earned in natural gas and natural gas options trading. After peaking at $15.78/MM BTU on December 13th on the short NYMEX contract, natural gas plummeted to below $7.30/MM BTU by late January. This was the most profitable month of the quarter for the Partnership. For the remainder of the quarter, natural gas prices fluctuated and trading was profitable in options and calendar spreads.

In crude oil markets, the rise in prices is less attributable to actual supply shortages than it is to political disruptions occurring or threatening to occur in Latin America, Africa, and the Middle East. Refinery shut-downs in the U.S. Gulf has firmed up prices of gasoline and heating oil. The March rally in crude to nearly $70/barrel was profitable for the advisor's positions in this market as well as gasoline.

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

Interest income on 80% of the Partnership's average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from the Master for the three months ended March 31, 2006 increased by $1,602,787, as compared to the corresponding period in 2005. The increase in interest income is primarily due to higher average net assets and higher interest rates during the three months ended March 31, 2006 as compared to 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2006 increased by $688,636, as compared to the corresponding period in 2005. The increase in management fees is due to higher average net assets during the three months ended March 31, 2006 as compared to 2005.

Special limited partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three months ended March 31, 2006 was $12,777,624. The profit share allocation accrued for the three months ended March 31, 2005 was $9,998,377.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of March 31, 2006 and the highest, lowest and average value during the three months ended March 31, 2006. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2006, the Master's total capitalization was $1,122,394,935. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

March 31, 2006

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$105,050,577	9.36%	$167,028,944	$20,895,649	$110,517,564
Energy Swaps	4,130,046	0.37%	$4,130,046	$4,130,046	$4,130,046
Total	$109,180,623	9.73%

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

WorldCom, Inc.

In March 2006, the class action settlement in IN RE WORLDCOM, INC. SECURITIES LITIGATION became final, and the settlement amount was paid pursuant to the terms of the settlement agreement.

Research

On March 29, 2006, the court preliminarily approved Citigroup's settlement of IN RE SALOMON ANALYST AT&T LITIGATION. A final hearing on the settlement is scheduled for August 11, 2006.

IPO Antitrust Litigation

The underwriter defendants' motion in the Second Circuit to stay the issuance of the mandate remanding the cases to the district court pending the filing of a petition for writ of certiorari to the United States Supreme Court was granted on March 9, 2006, after the writ of certiorari was filed on March 8, 2006.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	475.2901	$5,889.12	N/A	N/A
February 1, 2006 – February 28, 2006	1,097.4005	$6,041.74	N/A	N/A
March 1, 2006 – March 31, 2006	1,678.2975	$6,384.91	N/A	N/A
Total	3,250.9881	$6,105.26	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2005.

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

Smith Barney AAA Energy Fund L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	May 12, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	May 12, 2006