Form 10-Q
period 2006-06-30
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2006-08-14
CIK 1057051

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2006

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer             Non-accelerated filer    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

SMITH BARNEY AAA ENERGY FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney AAA Energy Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2006	December 31, 2005
Assets:
Investment in Master, at fair value	$318,536,422	$308,988,960
Cash	67,488	65,973
	$318,603,910	$309,054,933
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,158,013	$—
Management fees	528,942	524,850
Other	80,929	70,932
Due to Special Limited Partner	15,245,862	—
Redemptions payable	7,623,667	32,231,152
	24,637,413	32,826,934
Partners' Capital:
General Partner, 913.9790 Unit equivalents outstanding in 2006 and 2005, respectively	6,083,536	4,879,176
Special Limited Partner 594.5730 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005 respectively	3,957,537	3,174,063
Limited Partners, 42,656.4008 and 50,235.0968 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	283,925,424	268,174,760
	293,966,497	276,227,999
	$318,603,910	$309,054,933

See Accompanying Notes to Financial Statements.

Smith Barney AAA Energy Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income:
Realized gains on closed positions allocated from Master	$48,099,858	$25,711,094	$160,734,082	$39,043,886
Change in unrealized gains (losses) on open positions allocated from Master	(32,722,933)	19,701,782	(77,746,445)	58,613,811
Interest income allocated from Master	2,838,338	1,142,722	5,266,130	1,967,727
Expenses allocated from Master	(371,067)	(1,359,613)	(678,495)	(2,667,271)
	17,844,196	45,195,985	87,575,272	96,958,153
Expenses:
Brokerage commissions	954,187	—	2,721,203	—
Management fee	1,670,450	1,138,618	3,278,564	2,058,096
Other	40,034	25,800	80,068	51,601
	2,664,671	1,164,418	6,079,835	2,109,697
Net income before allocation to Special Limited Partner	15,179,525	44,031,567	81,495,437	94,848,456
Allocation to Special Limited Partner	(2,468,238)	(8,577,769)	(15,245,862)	(18,576,146)
Net income after allocation to Special Limited Partner	12,711,287	35,453,798	66,249,575	76,272,310
Redemptions - Limited Partners	(28,366,051)	(1,532,191)	(48,511,077)	(3,734,792)
Net increase (decrease) in Partners' Capital	(15,654,764)	33,921,607	17,738,498	72,537,518
Partners' Capital, beginning of period	309,621,261	194,235,462	276,227,999	155,619,551
Partners' Capital, end of period	$293,966,497	$228,157,069	$293,966,497	$228,157,069
Net asset value per Redeemable Unit (44,164.9528 and 54,672.3664 Redeemable Units outstanding at June 30, 2006 and 2005, respectively)	$6,656.10	$4,173.17	$6,656.10	$4,173.17
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$271.19	$645.82	$1,317.71	$1,380.40

See Accompanying Notes to Financial Statements.

Smith Barney AAA Energy Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income	$12,711,287	$35,453,798	$66,249,575	$76,272,310
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	—	—	(33,174,062)	(2,333,604)
Proceeds from sale of investment in Master	31,336,411	2,398,798	105,301,282	6,677,353
Net unrealized (appreciation) depreciation on investment in Master	(15,020,194)	(44,066,799)	(81,674,682)	(95,022,838)
Accrued expenses:
Increase (decrease) in commissions	(10,403)	—	1,158,013	—
Increase (decrease) in management fees	(27,176)	57,203	4,092	141,219
Increase (decrease) in other	(30,037)	(68,350)	9,997	(42,550)
Increase (decrease) in due to Special Limited Partner	2,468,238	8,577,769	15,245,862	18,576,146
Net cash provided by (used in) operating activities	31,428,126	2,352,419	73,120,077	4,268,036
Cash flows from financing activities:
Payments for redemptions - Limited Partners	(31,458,162)	(2,420,768)	(73,118,562)	(4,290,161)
Net cash provided by (used in) financing activities	(31,458,162)	(2,420,768)	(73,118,562)	(4,290,161)
Net change in cash	(30,036)	(68,349)	1,515	(22,125)
Cash, at beginning of period	97,524	94,881	65,973	48,657
Cash, at end of period	$67,488	$26,532	$67,488	$26,532

See Accompanying Notes to Financial Statements.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

1.    General:

Smith Barney AAA Energy Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind. In addition, the Partnership may enter into swap contracts on energy-related products. During the initial offering period (February 12, 1998 through March 15, 1998), the Partnership sold 49,538 redeemable units (‘‘Redeemable Units’’). The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests.

Effective September 1, 2001, the Partnership allocated substantially all of its capital to the SB AAA Master Fund LLC, a New York limited liability company (the ‘‘Master’’). With this cash, the Partnership purchased 128,539.1485 Units of the Master with a fair value of $128,539,149 (including unrealized depreciation of $7,323,329). The Master was formed in order to permit accounts managed by AAA Capital Management, Advisors, Ltd. (successor to AAA Capital Management, Inc.) (the ‘‘Advisor’’) using the Energy Program—Futures and Swaps, the Advisor's proprietary trading program, to invest together in one trading vehicle. Principals of the Master's Advisor were formerly employees of Smith Barney and associated persons of CGM. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master may trade commodity futures and options contracts of any kind, but trades solely energy and energy-related products. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

As of June 30, 2006, the Partnership owned approximately 28.5% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Condensed Schedules of Investments and Statements of Cash Flows are included herein.

Citigroup Managed Futures LLC acts as the General Partner (the ‘‘General Partner’’) of the Partnership and the managing member of the Master, as defined below. The Partnership's/Master's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and six months ended June 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Prior to January 1, 2006, round-turn commissions were borne at the Master level and allocated down to the feeder funds based on each funds' ownership. Effective January 1, 2006, round-turn commissions are borne by the Partnership consistent with contractual agreements.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

The Master's Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2006 and December 31, 2005 and Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005 are presented below:

SB AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	June 30, 2006	December 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $18,496,236 and $4,130,046 in 2006 and 2005, respectively)	$934,279,723	$557,878,760
Net unrealized appreciation on open futures positions	60,252,028	260,548,395
Unrealized appreciation on open swaps contracts	198,780,567	193,692,178
Commodity options owned, at fair value (cost $212,807,941 and $129,024,667 in 2006 and 2005, respectively)	214,054,143	225,052,075
	1,407,366,461	1,237,171,408
Due from brokers	20,167,985	14,310,966
Interest receivable	3,106,310	1,813,732

	$1,430,640,756	$1,253,296,106
Liabilities and Members' Capital:
Liabilities:
Unrealized depreciation on open swap contracts	$136,584,394	$165,265,325
Commodity options written, at market value (premium $188,925,002 and $147,363,753 in 2006 and 2005, respectively)	157,015,271	114,859,048
Accrued expenses:
Commissions	—	3,198,816
Professional fees	157,281	143,268
Due to brokers	18,930,030	13,948,544
Distribution Payable	3,090,805	1,798,953
	315,777,781	299,213,954
Members' Capital:
Members' Capital, 220,757.0556 and 246,785.2714 Units outstanding in 2006 and 2005, respectively	1,114,862,975	954,082,152
	$1,430,640,756	$1,253,296,106

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

SB AAA Master Fund LLC
Condensed Schedule of Investments
June 30, 2006
(Unaudited)

	Number of Contracts	Fair Value	% of Members' Capital
Futures Contracts Purchased
Energy
IPE Gas Oil – Nov 06 – March 07	10,379	$82,256,752	7.38%
Other		22,123,318	1.98
Total futures contracts purchased		104,380,070	9.36
Futures Contracts Sold
Energy		(44,128,042)	(3.96)
Total futures contracts		60,252,028	5.40
Options Owned
Energy
NYMEX Natural Gas Sep. 06 – Apr. 07	4,415	59,144,770	5.31
Other		154,909,373	13.89
Total options owned		214,054,143	19.20
Options Written
Energy
NYMEX Natural Gas Aug. 06 – Jan. 07	5,334	(66,176,650)	(5.93)
Other		(90,838,621)	(8.15)
Total options written		(157,015,271)	(14.08)
Unrealized Appreciation on Swap Contracts
Energy		198,780,567	17.83
Unrealized Depreciation on Swap Contracts
Energy		(136,584,394)	(12.25)
Total Energy Fair Value		$179,487,073	16.10%

Percentages are based on Members' Capital unless otherwise indicated.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
June 30, 2006
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

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
June 30, 2006

(Unaudited)

SB AAA Master Fund LLC
Statements of Income and Expenses and Members' Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions	$163,585,293	$59,813,219	$542,416,640	$89,629,447
Change in unrealized gains (losses) on open positions	(109,721,086)	45,857,753	(261,903,227)	135,553,460
	53,864,207	105,670,972	280,513,413	225,182,907
Interest income	9,980,631	2,724,168	18,320,770	4,664,278
	63,844,838	108,395,140	298,834,183	229,847,185
Expenses:
Brokerage commissions including clearing fees of $690,114, $410,082, $1,224,774 and $727,286, respectively	1,169,618	3,098,850	2,095,567	6,040,508
Professional Fees	106,500	67,862	213,000	122,386
	1,276,118	3,166,712	2,308,567	6,162,894
Net income	62,568,720	105,228,428	296,525,616	223,684,291
Additions	22,922,343	32,264,517	161,101,037	75,289,996
Redemptions	(83,091,699)	(36,649,976)	(278,620,004)	(54,873,321)
Distribution of Interest to feeder funds	(9,931,324)	(2,692,662)	(18,225,826)	(4,589,301)
Net increase (decrease) in Members' Capital	(7,531,960)	98,150,307	160,780,823	239,511,665
Members' Capital, beginning of period	1,122,394,935	477,856,893	954,082,152	336,495,535
Members' Capital, end of period	$1,114,862,975	$576,007,200	$1,114,862,975	$576,007,200
Net asset value per Unit (220,757.0556 and 196,355.4097 Units outstanding in June 30, 2006 and 2005, respectively)	$5,050.18	$2,933.49	$5,050.18	$2,933.49

Net income per Unit of Member Interest	$275.47	$535.54	$1,263.33	$1,141.57

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
June 30, 2006

(Unaudited)

SB AAA Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net Income	$62,568,720	$105,228,428	$296,525,616	$223,684,291
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	135,177,432	(1,546,704)	(14,366,190)	24,480,571
(Increase) decrease in net unrealized
appreciation/depreciation on open futures positions	150,810,499	(39,138,657)	200,296,367	(83,762,054)
(Increase) decrease in unrealized appreciation on open swaps contracts	33,822,037	15,515,826	(5,088,389)	(109,872,235)
(Increase) decrease in commodity options owned at fair value	(97,813,302)	(9,150,792)	10,997,932	(64,886,251)
(Increase) decrease in due from brokers	(6,827,435)	(2,746,802)	(5,857,019)	(7,629,130)
(Increase) decrease in interest receivable	284,580	(84,412)	(1,292,578)	(460,313)
Increase (decrease) in unrealized depreciation on open swap contracts	(42,776,742)	(14,851,315)	(28,680,931)	94,299,056
Increase (decrease) in commodity options written, at fair value	17,647,672	9,148,623	42,156,223	16,447,907
Accrued expenses:
Increase (decrease) in commissions	—	(52,074)	(3,198,816)	923,781
Increase (decrease) in professional fees	(92,487)	(48,270)	14,013	6,254
Increase (decrease) in due to brokers	4,547,830	688,143	4,981,486	4,921,682
Increase (decrease) in due to CGM	—	—	—	(22,978)
Net cash provided by (used in) operating activities	257,348,804	62,961,994	496,487,714	98,130,581

Cash flows from financing activities:
Proceeds from additions	22,922,343	32,264,517	161,101,037	75,289,996
Payments for redemptions	(83,091,699)	(36,649,976)	(278,620,004)	(54,873,321)
Distribution of interest to feeder funds	(10,215,266)	(2,609,144)	(16,933,974)	(4,131,132)
Net cash provided by (used in) financing activities	(70,384,622)	(6,994,603)	(134,452,941)	16,285,543
Net change in cash	186,964,182	55,967,391	362,034,773	114,416,124
Unrestricted cash, at beginning of period	728,819,305	331,987,915	553,748,714	273,539,182
Unrestricted cash, at end of period	$915,783,487	$387,955,306	$915,783,487	$387,955,306

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
June 30, 2006

(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net realized and unrealized gains*	$300.83	$803.00	$1,582.33	$1,720.11
Interest income	59.99	20.81	107.64	35.66
Expenses and allocation to Special Limited Partner**	(89.63)	(177.99)	(372.26)	(375.37)
Increase for the period	271.19	645.82	1,317.71	1,380.40
Net Asset Value per Redeemable Unit, beginning of period	6,384.91	3,527.35	5,338.39	2,792.77
Net Asset Value per Redeemable Unit, end of period	$6,656.10	$4,173.17	$6,656.10	$4,173.17
* Includes Partnership commissions and expenses allocated from the Master.
** Excludes Partnership commissions and expenses allocated from the Master.

Ratios to average net assets:***
Net investment loss before allocation to Special Limited Partner****	(0.3)%	(2.7)%	(0.6)%	(3.0)%
Operating expense	3.9%	4.9%	4.1%	5.1%
Allocation to Special Limited Partner	0.8%	4.1%	5.0%	9.8%
Total expenses	4.7%	9.0%	9.1%	14.9%
Total return:
Total return before allocation to Special Limited Partner	5.1%	22.8%	31.2%	61.6%
Allocation to Special Limited Partner	(0.9)%	(4.5)%	(6.5)%	(12.2)%
Total return after allocation to Special Limited Partner	4.2%	18.3%	24.7%	49.4%

***	Annualized (except for allocation to Special Limited Partner)

****	Interest income less total expenses (exclusive of allocation to Special Limited Partner)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
June 30, 2006

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net realized and unrealized gains*	$231.63	$522.04	$1,184.65	$1,118.42
Interest income	44.32	13.85	79.60	23.78
Expenses **	(0.48)	(0.35)	(0.92)	(0.63)
Increase for the period	275.47	535.54	1,263.33	1,141.57
Distributions	(44.10)	(13.69)	(79.19)	(23.40)
Net Asset Value per Unit, beginning of period	4,818.81	2,411.64	3,866.04	1,815.32
Net Asset Value per Unit, end of period	$5,050.18	$2,933.49	$5,050.18	$2,933.49

*	Includes brokerage commissions

**	Excludes brokerage commissions

Ratios to average net assets:***
Net investment gain (loss)****	3.1%	(0.3)%	3.0%	(0.7)%
Operating expense	0.4%	2.5%	0.4%	2.7%
Total return	5.7%	22.2%	32.7%	62.9%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests the majority of its assets through a ‘‘master fund/feeder fund’’ structure. The results of the Partnership's investment in the Master are shown in the Statements of Income and Expenses and Partners' Capital and are discussed in Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2006 and December 31, 2005, based on a monthly calculation, were $233,951,355 and $199,595,694, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2006 and December 31, 2005 were $179,487,073 and $399,168,275, respectively. Fair values for exchange-traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The Master's swap contracts are OTC contracts.

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
June 30, 2006
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

The majority of these instruments mature within one year of June 30, 2006. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2006, Partnership capital increased 6.4% from $276,227,999 to $293,966,497. This increase was attributable to net income from operations of $66,249,575, which was partially offset by the redemptions of 7,578.6960 Redeemable Units resulting in an outflow of $48,511,077. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2006, the Master's capital increased 16.9% from $954,082,152 to $1,114,862,975. This increase was attributable to net income from operations of $296,525,616, coupled with the addition of 39,778.1299 Units totaling $161,101,037 which was partially offset by the redemptions of 65,806.3457 Units totaling $278,620,004 and distributions of interest totaling $18,225,826 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

Results of Operations

During the Partnership's second quarter of 2006, the Net Asset Value per Redeemable Unit increased 4.2% from $6,384.91 to $6,656.10 as compared to an increase of 18.3% in the second quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2006 of $15,376,925. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Natural Gas, NYMEX Unleaded Gas, NYMEX Freight Futures, NYMEX Energy Swaps and Gasoline and were partially offset by losses in IPE Gas Oil, NYMEX Heating Oil, IPE Crude Oil and OTC Energy Swaps. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $45,412,876. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Gasoline, NYMEX Heating Oil, IPE Natural Gas, NYMEX Natural Gas, NYMEX Unleaded Gas and OTC Energy Swaps and were partially offset by losses in IPE Crude Oil, NYMEX Energy Swaps and IPE Gas Oil.

The second quarter of 2006 was challenging for the Advisor as the energy markets went through several phases in a short period. The two key themes were wide fluctuations in crude oil prices with an upward bias and declining natural gas prices. In both cases, the risk and reward opportunities were on the relative price differences between the near-term and long-term price curves.

The Advisor had a successful April with positive returns from both oil and gas positions. Long positions in petroleum were profitable as was a sizable bull spread position in the Dec/Red Dec NYMEX crude spread. The run-up in gasoline values in the first half of the month also contributed to gas crack and gas/heat positions. Natural gas positions continued to benefit from long positions in the long dated part of the price curve. Stepped up short positions on the front end of the curve on the brief run of gas prices above $8.00/MM BTU also bolstered the bottom line.

May proved more difficult with a great deal of speculative/fund short interest in natural gas and bearish storage fundamentals which were well discounted into the market. Natural gas prices stabilized at $6.00/MM BTU with a late May rebound to $6.725/MM BTU which led to losses. On the oil side of the complex the sharp decline in the Dec 2006 versus Dec 2007 crude curve spreads also resulted in losses to a smaller degree.

The month of June closed out on a positive note following a weak start for the Advisor's natural gas positions and amid a great deal of market volatility on both sides of the energy complex. Overall market exposure and risk were reduced during June.

During the six months ended June 30, 2006, the Net Asset Value per Redeemable Unit increased 24.7% from $5,338.39 to $6,656.10 as compared to an increase of 49.4% in the same period of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2006 of $82,987,637. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Natural Gas, NYMEX Unleaded Gas, NYMEX Freight Futures, IPE Gas Oil, NYMEX Energy Swaps and Gasoline and were partially offset by losses in NYMEX Heating Oil, IPE Crude Oil and OTC Energy Swaps. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2005 of $97,657,697. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Gasoline, NYMEX Heating Oil, IPE Natural Gas, NYMEX Natural Gas, NYMEX Unleaded Gas, and OTC Energy Swaps and were partially offset by losses in IPE Crude Oil, NYMEX Energy Swaps and IPE Gas Oil.

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

Interest income on 80% of the Partnership's average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from the Master for the three and six months ended June 30, 2006 increased by $1,695,616 and $3,298,403, as compared to the corresponding periods in 2005. The increase in interest income is primarily due to higher average net assets and higher interest rates during the three and six months ended June 30, 2006 as compared to 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2006 increased by $531,832 and $1,220,468, as compared to the corresponding periods in 2005. The increase in management fees is due to higher average net assets during the three and six months ended June 30, 2006 as compared to 2005.

Special limited partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three and six months ended June 30, 2006 was $2,468,238 and $15,245,862. The profit share allocation accrued for the three and six months ended June 30, 2005 was $8,577,769 and $18,576,146.

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

Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master's speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master's experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master's losses in any market sector will be limited to Value at Risk or by the Master's attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2006 and the highest, lowest and average value during the three months ended June 30, 2006. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2006, the Master's total capitalization was $1,114,862,975. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

June 30, 2006

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$14,366,191	1.29%	$149,543,621	$14,366,191	$53,342,470
Energy Swaps	4,130,046	0.37%	$ 4,130,046	$ 4,130,046	$ 4,130,046
Total	$18,496,237	1.66%

* Average monthly Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and under Part II, Item 1, ‘‘Legal Proceedings’’ in the Partnership's Quarterly Report on form 10-Q for the quarter ended March 31, 2006.

Enron Corp.

On May 24, 2006, the District Court gave final approval to Citigroup's settlement of the securities class action (NEWBY, ET AL. V. ENRON CORP., ET AL.).

Research

On May 12, 2006, the District Court preliminarily approved the class action settlements in IN RE SALOMON ANALYST LEVEL 3 LITIGATION, IN RE SALOMON ANALYST XO LITIGATION, and IN RE SALOMON ANALYST WILLIAMS LITIGATION.

On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY.

On June 20, 2006, the District Court certified the plaintiff class in IN RE SALOMON ANALYST METROMEDIA LITIGATION.

On June 26, 2006, the United States Supreme Court granted plaintiffs' petition for a writ of certiorari, vacated the opinion of the United States Court of Appeals for the Seventh Circuit in DISHER v. CITIGROUP GLOBAL MARKETS INC., and then remanded the case to the Seventh Circuit for further proceedings in light of the Supreme Court's decision in Kircher v. Putnam Funds Trust.

Adelphia Communications Corporation

Without admitting any liability, CGM and numerous other financial institution defendants have agreed to settle IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, subject to final court approval. On June 15, 2006, the court granted its preliminary approval of the settlement and set November 10, 2006 for a final hearing. CGM's share of the settlement is covered by existing reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	474.1307	$7,048.72	N/A	N/A
May 1, 2006 – May 31, 2006	2,708.2117	$6,425.04	N/A	N/A
June 1, 2006 – June 30, 2006	1,145.3655	$6,656.10	N/A	N/A
	4,327.7079	$6,709.95	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information

As of April 3, 2006, AAA Capital Management, Inc. ceased acting as a commodity trading advisor for the Fund. The portions of the Fund's assets formerly allocated to AAA Capital Management, Inc. were reallocated to AAA Capital Management Advisors, Ltd. effective April 3, 2006. A copy of the management agreement between AAA Capital Management Advisors, Ltd. and the Fund is attached to this Form 10-Q as an exhibit.

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

Exhibit – 32.1 - Section 1350 Certification
(Certification of President and Director).

Exhibit – 32.2 - Section 1350 Certification
(Certification of Chief Financial Officer and Director).

Exhibit – 33 - Management Agreement among the Partnership, the General Partner and AAA Capital Management Advisors, Ltd. (filed herein).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smith Barney AAA Energy Fund L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	August 14, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 14, 2006