Form 10-Q
period 2006-09-30
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2006-11-14
CIK 1057051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2006

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

Yes          No X

SMITH BARNEY AAA ENERGY FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney AAA Energy Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Investment in Master, at fair value	$274,484,099	$308,988,960
Cash	75,464	65,973
	$274,559,563	$309,054,933
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$998,791	$—
Management fees	455,786	524,850
Other	88,905	70,932
Redemptions payable	8,680,095	32,231,152
	10,223,577	32,826,934
Partners' Capital:
General Partner, 913.9790 Unit equivalents outstanding in 2006 and 2005, respectively	5,629,288	4,879,176
Special Limited Partner 2,081.9988 and 594.5730 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005 respectively	12,823,239	3,174,063
Limited Partners, 39,921.9676 and 50,235.0968 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	245,883,459	268,174,760
	264,335,986	276,227,999
	$274,559,563	$309,054,933

See accompanying Notes to Financial Statements.

Smith Barney AAA Energy Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income:
Realized gains (losses) on closed positions allocated from Master	$(13,893,707)	$(18,461,122)	$146,840,375	$20,582,764
Change in unrealized gains (losses) on open positions allocated from Master	(14,025,816)	73,843,823	(91,772,261)	132,457,634
Interest income allocated from Master	2,423,419	1,427,142	7,689,549	3,394,869
Expenses allocated from Master	(244,299)	(1,530,767)	(922,794)	(4,198,038)
	(25,740,403)	55,279,076	61,834,869	152,237,229
Expenses:
Brokerage commissions	806,315	—	3,527,518	—
Management fees	1,413,118	1,368,959	4,691,682	3,427,055
Other	40,034	119,951	120,102	171,552
	2,259,467	1,488,910	8,339,302	3,598,607
Net income (loss) before allocation to Special Limited Partner	(27,999,870)	53,790,166	53,495,567	148,638,622
Allocation to Special Limited Partner	6,084,658	(10,472,605)	(9,161,204)	(29,048,751)
Net income (loss) after allocation to Special Limited Partner	(21,915,212)	43,317,561	44,334,363	119,589,871
Allocation of Units – Special Limited Partner	9,161,204	—	9,161,204	—
Redemptions – Limited Partners	(16,876,503)	(5,769,884)	(65,387,580)	(9,504,676)
Net increase (decrease) in Partners' Capital	(29,630,511)	37,547,677	(11,892,013)	110,085,195
Partners' Capital, beginning of period	293,966,497	228,157,069	276,227,999	155,619,551
Partners' Capital, end of period	$264,335,986	$265,704,746	$264,335,986	$265,704,746
Net Asset Value per Redeemable Unit (42,917.9454 and 53,384.7160 Redeemable Units outstanding at September 30, 2006 and 2005, respectively)	$6,159.10	$4,977.17	$6,159.10	$4,977.17
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(497.00)	$804.00	$820.71	$2,184.40

See accompanying Notes to Financial Statements.

Smith Barney AAA Energy Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(21,915,212)	$43,317,561	$44,334,363	$119,589,871
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	—	—	(33,174,062)	(2,333,604)
Proceeds from sale of investment in Master	15,904,290	4,980,145	121,205,572	11,657,498
Net unrealized (appreciation) depreciation on investment in Master	28,148,033	(53,865,058)	(53,526,649)	(148,887,896)
Accrued expenses:
Increase (decrease) in brokerage commissions	(159,222)	—	998,791	—
Increase (decrease) in management fees	(73,156)	80,307	(69,064)	221,526
Increase (decrease) in other	7,976	66,815	17,973	24,265
Increase (decrease) in due to Special Limited Partner	(15,245,862)	10,472,605	—	29,048,751
Net cash provided by (used in) operating activities	6,666,847	5,052,375	79,786,924	9,320,411
Cash flows from financing activities:
Allocation of Units – Special Limited Partner	9,161,204	—	9,161,204	—
Payments for redemptions – Limited Partners	(15,820,075)	(5,016,945)	(88,938,637)	(9,307,106)
Net cash provided by (used in) financing activities	(6,658,871)	(5,016,945)	(79,777,433)	(9,307,106)
Net change in cash	7,976	35,430	9,491	13,305
Cash, at beginning of period	67,488	26,532	65,973	48,657
Cash, at end of period	$75,464	$61,962	$75,464	$61,962

See accompanying Notes to Financial Statements.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

1.    General:

Smith Barney AAA Energy Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts. In addition, the Partnership may enter into swap contracts on energy-related products. During the initial offering period (February 12, 1998 through March 15, 1998), the Partnership sold 49,538 redeemable units (‘‘Redeemable Units’’). The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests.

Effective September 1, 2001, the Partnership allocated substantially all of its capital to the SB AAA Master Fund LLC, a New York limited liability company (the ‘‘Master’’). With this cash, the Partnership purchased 128,539.1485 Units of the Master with a fair value of $128,539,149 (including unrealized depreciation of $7,323,329). The Master was formed in order to permit accounts managed by AAA Capital Management Advisors Ltd. (successor to AAA Capital Management, Inc.) (the ‘‘Advisor’’) using the Energy Program—Futures and Swaps, the Advisor's proprietary trading program, to invest together in one trading vehicle. Principals of the Master's Advisor were formerly employees of Smith Barney and associated persons of CGM. Individual and pooled accounts currently managed by the Advisor, including the Partnership (collectively, the ‘‘Feeder Funds’’), are permitted to be non-managing members of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master may trade commodity futures and options contracts of any kind, but trades solely energy and energy-related products. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

As of September 30, 2006, the Partnership owned approximately 27.7% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Condensed Schedules of Investments and Statements of Cash Flows are included herein.

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

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and nine months ended September 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Prior to January 1, 2006, round-turn commissions were borne at the Master level and allocated down to the feeder funds based on each fund's ownership. Effective January 1, 2006, round-turn commissions are borne by the Partnership consistent with contractual agreements.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The Master's Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2006 and December 31, 2005 and Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005 are presented below:

SB AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $4,720,046 and $4,130,046 in 2006 and 2005, respectively)	$793,721,613	$557,878,760
Net unrealized appreciation on open futures positions	—	260,548,395
Unrealized appreciation on open swaps contracts	116,180,914	193,692,178
Commodity options owned, at fair value (cost $292,312,198 and $129,024,667 in 2006 and 2005, respectively)	325,775,158	225,052,075
	1,235,677,685	1,237,171,408
Due from brokers	12,086,805	14,310,966
Interest receivable	2,615,388	1,813,732

	$1,250,379,878	$1,253,296,106
Liabilities and Members' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$2,295,549	$—
Unrealized depreciation on open swap contracts	58,559,148	165,265,325
Commodity options written, at market value (premium $199,469,819 and $147,363,753 in 2006 and 2005, respectively)	182,318,173	114,859,048
Accrued expenses:
Brokerage commissions	—	3,198,816
Other	147,324	143,268
Due to brokers	15,038,110	13,948,544
Distribution payable	2,595,766	1,798,953
	260,954,070	299,213,954
Members' Capital:
Members' Capital, 215,521.4035 and 246,785.2714 Units outstanding in 2006 and 2005, respectively	989,425,808	954,082,152
	$1,250,379,878	$1,253,296,106

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

SB AAA Master Fund LLC
Condensed Schedule of Investments
September 30, 2006
(Unaudited)

	Number of Contracts	Fair Value	% of Members' Capital
Futures Contracts Purchased
Energy		$(154,992,929)	(15.66)%
Futures Contracts Sold
Energy		152,697,380	15.43
Total futures contracts		(2,295,549)	(0.23)
Options Owned
Energy
NYMEX Natural Gas Nov. 06 – April 07	7,250	150,721,980	15.23
Other		175,053,178	17.70
Total options owned		325,775,158	32.93
Options Written
Energy
NYMEX Natural Gas Nov. 06 – March 07	5,200	(116,882,880)	(11.82)
Other		(65,435,293)	(6.61)
Total options written		(182,318,173)	(18.43)
Unrealized Appreciation on Swap Contracts
Energy		116,180,914	11.74
Unrealized Depreciation on Swap Contracts
Energy		(58,559,148)	(5.92)
Total Energy Fair Value		$198,783,202	20.09%

Percentages are based on Members' Capital unless otherwise indicated.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

SB AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

	Number of Contracts	Fair Value	% of Members' Capital
Futures Contracts Purchased
Energy
NYMEX Henry Hub Natural Gas Swap– April 07 – Dec. 09	6,496	$61,657,788	6.46%
NYMEX Natural Gas Aug. 06 – Dec. 10	9,869	107,175,497	11.23
Other		45,857,146	4.81
Total futures contracts purchased		214,690,431	22.50

Futures Contracts Sold
Energy		45,857,964	4.81
Total futures contracts		260,548,395	27.31

Options Owned
Energy
NYMEX Natural Gas Feb. 06 – July 06	4,778	78,598,570	8.24
Other		146,453,505	15.35
Total options owned		225,052,075	23.59

Options Written
Energy		(114,859,048)	(12.04)

Unrealized Appreciation on Swap Contracts
Energy
Gulf Coast Unleaded Gas Calendar 2006	1,750	67,563,451	7.08
Other		126,128,727	13.22
Total unrealized appreciation on swap contracts		193,692,178	20.30

Unrealized Depreciation on Swap Contracts
Energy
Gulf Coast Unleaded Gas Calendar 2006	1,750	(65,229,496)	(6.84)
Other		(100,035,829)	(10.48)
Total unrealized depreciation on swap contracts		(165,265,325)	(17.32)
Total Energy Fair Value		$399,168,275	41.84%

Percentages are based on Members' Capital unless otherwise indicated.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2006

(Unaudited)

SB AAA Master Fund LLC
Statements of Income and Expenses and Members' Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(49,732,912)	$(45,388,615)	$492,683,728	$44,240,832
Change in unrealized gains (losses) on open positions	(49,663,311)	185,206,455	(311,566,538)	320,759,915
	(99,396,223)	139,817,840	181,117,190	365,000,747
Interest income	8,901,632	3,626,585	27,222,402	8,290,863
	(90,494,591)	143,444,425	208,339,592	373,291,610
Expenses:
Brokerage commissions including clearing fees of $446,843, $430,958, $1,671,617 and $1,158,244, respectively	767,905	3,689,997	2,863,472	9,730,505
Other	106,504	104,356	319,504	226,742
	874,409	3,794,353	3,182,976	9,957,247
Net income (loss)	(91,369,000)	139,650,072	205,156,616	363,334,363
Additions	43,487,021	68,978,312	204,588,058	144,268,308
Redemptions	(68,710,096)	(18,541,906)	(347,330,100)	(73,415,227)
Distribution of interest to feeder funds	(8,845,092)	(3,594,110)	(27,070,918)	(8,183,411)
Net increase (decrease) in Members' Capital	(125,437,167)	186,492,368	35,343,656	426,004,033
Members' Capital, beginning of period	1,114,862,975	576,007,200	954,082,152	336,495,535
Members' Capital, end of period	$989,425,808	$762,499,568	$989,425,808	$762,499,568
Net Asset Value per Unit (215,521.4035 and 212,830.6942 Units outstanding in September 30, 2006 and 2005, respectively)	$4,590.85	$3,582.66	$4,590.85	$3,582.66
Net income (loss) per Unit of Member Interest	$(418.63)	$666.56	$844.70	$1,808.12

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2006

(Unaudited)

SB AAA Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(91,369,000)	$139,650,072	$205,156,616	$363,334,363
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	13,776,190	1,136,658	(590,000)	25,617,229
(Increase) decrease in unrealized appreciation on open futures positions	60,252,028	(93,833,154)	260,548,395	(177,595,208)
(Increase) decrease in unrealized appreciation on open swaps contracts	82,599,653	(80,855,557)	77,511,264	(190,727,792)
(Increase) decrease in commodity options owned at fair value	(111,721,015)	(228,252,081)	(100,723,083)	(293,138,332)
(Increase) decrease in due from brokers	8,081,180	(27,261,579)	2,224,161	(34,890,709)
(Increase) decrease in interest receivable	490,922	(342,457)	(801,656)	(802,770)
Increase (decrease) in unrealized depreciation on open futures positions	2,295,549	—	2,295,549	—
Increase (decrease) in unrealized depreciation on open swap contracts	(78,025,246)	71,487,312	(106,706,177)	165,786,368
Increase (decrease) in commodity options written, at fair value	25,302,902	141,492,460	67,459,125	157,940,367
Accrued expenses:
Increase (decrease) in brokerage commissions	—	709,836	(3,198,816)	1,633,617
Increase (decrease) in other	(9,957)	(6,916)	4,056	(662)
Increase (decrease) in due to brokers	(3,891,920)	22,273,296	1,089,566	27,194,978
Increase (decrease) in due to CGM	—	—	—	(22,978)
Net cash provided by (used in) operating activities	(92,218,714)	(53,802,110)	404,269,000	44,328,471

Cash flows from financing activities:
Proceeds from additions	43,487,021	68,978,312	204,588,058	144,268,308
Payments for redemptions	(68,710,096)	(18,541,906)	(347,330,100)	(73,415,227)
Distribution of interest to feeder funds	(9,340,131)	(3,253,309)	(26,274,105)	(7,384,441)
Net cash provided by (used in) financing activities	(34,563,206)	47,183,097	(169,016,147)	63,468,640
Net change in unrestricted cash	(126,781,920)	(6,619,013)	235,252,853	107,797,111
Unrestricted cash, at beginning of period	915,783,487	387,955,306	553,748,714	273,539,182
Unrestricted cash, at end of period	$789,001,567	$381,336,293	$789,001,567	$381,336,293

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2006

(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$(656.62)	$1,000.32	$925.71	$2,720.43
Interest income	55.49	26.40	163.13	62.06
Expenses and allocation to Special Limited Partner**	104.13	(222.72)	(268.13)	(598.09)
Increase (decrease) for the period	(497.00)	804.00	820.71	2,184.40
Net Asset Value per Redeemable Unit, beginning of period	6,656.10	4,173.17	5,338.39	2,792.77
Net Asset Value per Redeemable Unit, end of period	$6,159.10	$4,977.17	$6,159.10	$4,977.17
* Includes Partnership commissions and expenses allocated from the Master.
** Excludes Partnership commissions and expenses allocated from the Master.

Ratios to average net assets:***
Net investment loss before allocation to Special Limited Partner****	(0.1)%	(2.6)%	(0.4)%	(2.8)%
Operating expenses	3.6%	5.0%	3.9%	5.0%
Allocation to Special Limited Partner	(2.2)%	4.3%	3.1%	14.0%
Total expenses	1.4%	9.3%	7.0%	19.0%
Total return:
Total return before allocation to Special Limited Partner	(9.6)%	24.0%	19.4%	97.7%
Allocation to Special Limited Partner	2.1%	(4.7)%	(4.0)%	(19.5)%
Total return after allocation to Special Limited Partner	(7.5)%	19.3%	15.4%	78.2%

***	Annualized (except for allocation to Special Limited Partner)

****	Interest income less total expenses (exclusive of allocation to Special Limited Partner)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2006

(Unaudited)

2.    Financial Highlights (continued)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$(459.10)	$649.51	$725.55	$1,767.93
Interest income	40.96	17.55	120.56	41.32
Expenses **	(0.49)	(0.50)	(1.41)	(1.13)
Increase (decrease) for the period	(418.63)	666.56	844.70	1,808.12
Distributions	(40.70)	(17.39)	(119.89)	(40.78)
Net Asset Value per Unit, beginning of period	5,050.18	2,933.49	3,866.04	1,815.32
Net Asset Value per Unit, end of period	$4,590.85	$3,582.66	$4,590.85	$3,582.66

*	Includes brokerage commissions

**	Excludes brokerage commissions

Ratios to average net assets:***
Net investment gain (loss)****	3.1%	(0.1)%	3.0%	(0.4)%
Operating expenses	0.3%	2.3%	0.4%	2.5%
Total return	(8.3)%	22.7%	21.8%	99.6%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2006
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

The respective Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2006 and December 31, 2005, based on a monthly calculation, were $224,544,389 and $199,595,694, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2006 and December 31, 2005 were $198,783,202 and $399,168,275, respectively. Fair values for exchange-traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
September 30, 2006
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

The majority of these instruments mature within one year of September 30, 2006. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2006, Partnership capital decreased 4.3% from $276,227,999 to $264,335,986. This decrease was attributable to the redemption of 10,313.1292 Redeemable Units totaling $65,387,580, which was partially offset by net income from operations of $44,334,363, coupled with the allocation to Special Limited Partner of 1,487.4258 Redeemable Units totaling $9,161,204. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2006, the Master's capital increased 3.7% from $954,082,152 to $989,425,808. This increase was attributable to net income from operations of $205,156,616, coupled with the addition of 48,633.8390 Units totaling $204,588,058 which was partially offset by the redemption of 79,897.7069 Units totaling $347,330,100 and distributions of interest totaling $27,070,918 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2006, the Net Asset Value per Redeemable Unit decreased 7.5% from $6,656.10 to $6,159.10 as compared to an increase of 19.3% in the third quarter of 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2006 of $27,919,523. Losses were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, NYMEX Freight Futures, and IPE Gas Oil and were partially offset by gains in NYMEX Unleaded Gas and OTC Energy Swaps. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $55,382,701. Gains were primarily attributable to the Master's trading of commodity futures in IPE Gas Oil, NYMEX Natural Gas, OTC energy swaps, and NYMEX Unleaded Gas and were partially offset by losses in NYMEX Crude Oil and NYMEX energy swaps.

Trading in the petroleum sector was adversely impacted by a larger than expected decline in oil and gasoline prices, sharp fluctuations in the relationship between prices of oil and refined products, and continued compression of price volatility in the sector. In natural gas trading, rising price volatility in nearby contract months coupled with price weakness in longer dated contracts produced losses for the Fund.

During the nine months ended September 30, 2006, the Net Asset Value per Redeemable Unit increased 15.4% from $5,338.39 to $6,159.10 as compared to an increase of 78.2% in the same period of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2006 of $55,068,114. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Freight Futures, NYMEX Natural Gas, NYMEX Unleaded Gas and OTC Energy Swaps and were partially offset by losses in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil and IPE Gas Oil. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2005 of $153,040,398. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, IPE Gas Oil, NYMEX Natural Gas, OTC Energy Swaps, and NYMEX Unleaded Gas and were partially offset by losses in NYMEX energy swaps, Gasoline and NYMEX Heating Oil.

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

Interest income on 80% of the Partnership's average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership its allocated share 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from the Master for the three and nine months ended September 30, 2006 increased by $996,277 and $4,294,680, as compared to the corresponding periods in 2005. The increase in interest income is primarily due to higher average net assets and higher interest rates during the three and nine months ended September 30, 2006 as compared to 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2006 increased by $44,159 and $1,264,627, as compared to the corresponding periods in 2005. The increase in management fees is due to higher average net assets during the three and nine months ended September 30, 2006 as compared to 2005.

The Special Limited Partner profit share allocation made on September 30, 2006 was based on the new trading profits (as defined in the Amended and Restated Limited Partnership Agreement of the Partnership, dated as of September 30, 2006, by and among the General Partner, the Advisor, David J. Vogel and the other Limited Partners (the ‘‘Amended and Restated Limited Partnership Agreement’’)) generated by the Advisor during the nine months ended September 30, 2006. For the three months ended September 30, 2006 there was a reversal of the accrued profit share allocation of $6,084,658 based on the performance of the Partnership during the quarter. The profit share allocation accrued and allocated for the nine months ended September 30, 2006 was $9,161,204. The profit share allocation accrued for the three and nine months ended September 30, 2005 was $10,472,605 and $29,048,751, respectively. Beginning with the quarter ending December 31, 2006, the Special Limited Partner profit share allocation will be made quarterly based on the new trading profits generated by the Advisor during each quarter.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2006 and the highest, lowest and average value during the three months ended September 30, 2006. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2006, the Master's total capitalization was $989,425,808. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$80,290,980	8.11%	$85,359,642	$52,516,591	$67,201,456
Energy Swaps	4,720,046	0.48%	4,720,046	4,130,046	4,326,713
Total	$85,011,026	8.59%

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and under Part II, Item 1, ‘‘Legal Proceedings’’ in the Partnership's Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Enron Corp.

In light of the settlement of the securities class action (Newby, et al. v. Enron Corp., et al.), the plaintiffs have agreed to dismiss the following lawsuits against Citigroup and its affiliates: California Public Employees' Retirement System v. Banc of America Securities LLC, et al., Headwaters Capital LLC v. Lay et al., and Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al. Plaintiffs in two other cases, which are not part of the Newby class, have also voluntarily dismissed their claims against Citigroup and its affiliates: Steiner v. Enron Corp., et al. and Town of New Hartford v. Lay, et al.

Research

On August 17, 2006, the United States District Court for the Southern District of New York approved the class action settlement of Citigroup and its affiliates in In Re Salomon Analyst AT&T Litigation, and on September 29, 2006 that same court approved the class action settlements in In Re Salomon Analyst Level 3 Litigation, In Re Salomon Analyst XO Litigation and In Re Salomon Analyst Williams Litigation.

On September 14, 2006, Citigroup and its affiliates settled all claims in Sturm, et al. v. Citigroup, et al. The settlement was covered by existing reserves.

On October 6, 2006, the United States Court of Appeals granted a review of the district court's decision certifying a plaintiff class in In Re Salomon Analyst Metromedia Litigation.

Adelphia Communications Corporation

Defendant banks in In Re Adelphia Communications Corporation Securities and Derivative Litigation, including the Citigroup Parties, have entered into settlement agreements with the Los Angeles County Employees Retirement Association and with The Division of Investment of the New Jersey Department of Treasury. The Citigroup Parties' share of the settlement was covered by existing reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	291.6671	$6,422.71	N/A	N/A
August 1, 2006 – August 31, 2006	1,033.4538	$6,118.43	N/A	N/A
September 1, 2006 – September 30, 2006	1,409.3123	$6,159.10	N/A	N/A
Total	2,734.4332	$6,233.41	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders

On or about July 10, 2006, the General Partner mailed to all Limited Partners a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, soliciting the approval by the Limited Partners of an amendment to the Limited Partnership Agreement to the effect that the profit share allocation due to the Advisor, as Special Limited Partner of the Partnership, be made quarterly rather than annually. As of September 30, 2006, 22,711.7774 units had been voted for the amendment; 2,692.5984 units had been voted against the amendment; votes on 21,453.1846 units had been withheld and holders of 485.1531 units had abstained. The Limited Partnership Agreement required that 22,082.482 units, or more than 50% of the units outstanding, be voted in favor of the amendment.

The Amended and Restated Limited Partnership Agreement was entered into as of September 30, 2006, reflecting the change to the profit share allocation as submitted to and approved by the Limited Partners. A copy of the Amended and Restated Limited Partnership Agreement is attached to this Form 10-Q as Exhibit 10.1.

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2005.

Exhibit – 10.1 – Amended and Restated Limited Partnership Agreement of the Partnership, dated as of September 30, 2006, by and among the General Partner, the Advisor, David J. Vogel and the other Limited Partners.

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

Smith Barney AAA Energy Fund L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 14, 2006
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2006