Form 10-K
period 2006-12-31
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2007-03-30
CIK 1057051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission File Number 000-25921

SMITH BARNEY AAA ENERGY FUND L.P.
(Exact name of registrant as specified in its charter)
New York	13-3986032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Citigroup Managed Futures LLC
731 Lexington Avenue. – 25th Fl.
New York, New York 10022
(Address and Zip Code of principal executive offices)
(212) 559-2011
(Registrant’s telephone number, including area code)

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

Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer           Accelerated filer           Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes           No

Limited Partnership Redeemable Units with an aggregate value of $283,925,424 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2007, 36,854.6970 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    Business.

(a)    General development of business. Smith Barney AAA Energy Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York. The objective of the Partnership is to achieve substantial appreciation of its assets through speculative trading, directly or indirectly, in commodity interests generally including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind, but initially it traded solely energy and energy related products. In addition, the Partnership may enter into swap contracts on energy related products (together with other traded futures and options contracts, the ‘‘Commodity Interests’’). The Partnership invests substantially all of its assets in SB AAA Master Fund LLC, a New York Limited Liability Company (the ‘‘Master’’). The Commodity Interests that are traded by the Master are volatile and involve a high degree of market risk. During the initial offering period (February 12, 1998 through March 15, 1998) the Partnership sold 49,538 Redeemable Units of Limited Partnership Interest in the Partnership (‘‘Redeemable Units’’). The Partnership commenced its Commodity Interest trading activities on March 16, 1998. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. Sales and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2006, 2005 and 2004 are reported in the Statements of Changes in Partners’ Capital on page F-8 under ‘‘Item 8. Financial Statements and Supplementary Data.’’

The Partnership will be liquidated upon the first to occur of the following: December 31, 2018; if the Net Asset Value per Redeemable Unit falls below $400 as of the close of business on any business day or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement of the Partnership (the ‘‘Limited Partnership Agreement’’).

On September 1, 2001, the Partnership allocated substantially all of its capital to the Master. The Partnership purchased 128,539.1485 units of the Master with cash equal to $121,215,820 and a contribution of open commodity futures and forward positions with a fair value of $7,323,329. The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (successor to, AAA Capital Management, Inc.), (‘‘AAA’’) (the ‘‘Advisor’’) using the Energy Program – Futures and Swaps, the Advisor’s proprietary trading program, to invest together in one trading vehicle. Citigroup Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the ‘‘General Partner’’) and commodity pool operator of the Partnership and the managing member (the ‘‘Managing Member’’) of the Master. The General Partner and the Advisor believe that trading through the master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

At December 31, 2006 and 2005, the Partnership owned 26.1% and 32.3%, respectively of the Master. It is the Partnership’s intention to continue to invest substantially all of its capital in the Master. The performance of the Partnership is directly affected by the performance of the Master.

Citigroup Global Markets Inc. (‘‘CGM’’), acts as the Partnership’s and the Master’s commodity broker. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’).

The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors.

The General Partner has entered into a management agreement (the ‘‘Management Agreement’’) with the Advisor who will make all commodity trading decisions for the Partnership. The Advisor is not responsible for the organization or operation of the Partnership.

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

Prior to August 31, 2001, the Partnership entered into a Customer Agreement which provided that the Partnership pay CGM brokerage commissions at $18 per round turn for futures and swap transactions and $9 per side for options. The brokerage commissions were inclusive of applicable floor brokerage fees. In addition, the Partnership paid CGM National Futures Association (‘‘NFA’’) fees, exchange, clearing, user and give-up fees. Effective September 1, 2001, all floor brokerage fees, exchange, clearing, user, give-up, and NFA fees will be borne by the Master and allocated to the Partnership through its investment in the Master. In addition, the Partnership pays CGM brokerage commissions at the above rates based on its proportional share of the Master’s trades. CGM will pay a portion of brokerage fees to its financial advisors who have sold Units in this Partnership. The Partnership’s assets not held at the Master are held in the Partnership’s account at CGM. The Partnership’s assets are deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. Cash margin requirements are maintained by the Master. CGM will pay the Partnership interest on 80% of the average daily equity allocated to the Partnership by the Master during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The customer agreement (the ‘‘Customer Agreement’’) between CGM and the Master gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

(b)    Financial information about industry segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 are set forth under ‘‘Item 6. Selected Financial Data.’’ The Partnership’s Capital as of December 31, 2006, was $257,059,143.

(c)    Narrative description of business.

See Paragraphs (a) and (b) above.

(i) through (xii) - Not applicable.

(xiii) - The Partnership has no employees.

(d)    Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.

(e)    Available Information.    Not applicable.

(f)    Reports to Security Holders.    Not applicable.

(g)    Enforceability of Civil Liabilities Against Foreign Persons.    Not applicable.

Item 1A.    Risk Factors.

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

An investor may lose all of his investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Fees will be paid to the trading advisor even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer units is limited.

An investor’s ability to redeem units is limited and no market exists for the units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and commodity broker are affiliates;

2.	The Advisor, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	Smith Barney financial advisors will receive ongoing compensation for providing services to an investor’s account.

Investing in units might not provide the desired diversification of an investor’s overall portfolio.

The Partnership will not provide any benefit of diversification of an investor’s overall portfolio unless it is profitable and produces returns that are independent from stock and bond market returns.

Past performance is no assurance of future results.

The Advisor’s trading strategies may not perform as they have performed in the past. The Advisor has from time to time incurred substantial losses in trading on behalf of clients.

An investor’s tax liability may exceed cash distributions.

Investors are taxed on their share of the Partnership’s income, even though the Partnership does not intend to make any distributions.

Item 2.    Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, CGM.

Item 3.    Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

CGM is a New York corporation with its principal place of business at 388 Greenwich Street, New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (‘‘FCM’’), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

There have been no material administrative, civil or criminal actions within the past five years against CGM or any of its individual principals and no such actions are currently pending, except as follows.

Enron Corp.

Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees (along with, in many cases, other investment banks and certain Enron officers and directors, lawyers and/or accountants) were named as defendants in a series of individual and putative class action lawsuits related to Enron. The putative securities class action and all remaining individual actions (other than actions brought as part of Enron’s Chapter 11 bankruptcy proceeding) were consolidated or coordinated in the United States

District Court for the Southern District of Texas. The consolidated securities class action, brought on behalf of a putative class of individuals who purchased Enron securities (NEWBY, et al. v. ENRON CORP., et al.), alleged violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended. Citigroup agreed to settle this action on June 10, 2005. Under the terms of the settlement, approved by the District Court on May 24, 2006, Citigroup will make a pretax payment of $2.01 billion to the settlement class, which consists of all purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. In light of this settlement, plaintiffs in three individual securities actions, which are part of the NEWBY class, have agreed to dismiss their lawsuits against Citigroup: CALIFORNIA PUBLIC EMPLOYEES’ RETIREMENT SYSTEM v. BANC OF AMERICA SECURITIES LLC, et al.; HEADWATERS CAPITAL LLC v. LAY, et al.; and VARIABLE ANNUITY LIFE INS. CO. v. CREDIT SUISSE FIRST BOSTON CORP., et al. Plaintiffs in two other cases, not part of the NEWBY class, have also voluntarily dismissed their claims against Citigroup: STEINER v. ENRON CORP., et al. and TOWN OF NEW HARTFORD v. LAY, et al.

A number of other individual actions have been settled and/or dismissed. On October 26, 2006, Citigroup, along with certain other investment bank defendants, agreed to settle an action brought by four Ohio state pension funds that purchased Enron securities, PUBLIC EMPLOYEES RETIREMENT SYSTEM OF OHIO, et al. v. FASTOW, et al. In December 2006, Citigroup agreed to settle three actions brought by various investment funds and insurance companies that purchased Enron securities: AMERICAN NATIONAL INSURANCE COMPANY, et al. v. CITIGROUP INC., et al.; WESTBORO PROPERTIES, LLC, et al. v. CITIGROUP INC., et al.; and RAVENSWOOD I, L.L.C., et al. v. CITIGROUP INC., et al. On December 15, 2006, the District Court dismissed with prejudice 10 cases brought by clients of a single law firm in connection with the purchase and holding of Enron securities (also dismissing third-party claims against Citigroup): ADAMS, et al. v. ARTHUR ANDERSEN, et al.; AHLICH, et al. v. ARTHUR ANDERSEN, et al.; BULLOCK, et al. v. ARTHUR ANDERSEN, et al.; CHOUCROUN, et al. v. ARTHUR ANDERSEN, et al.; DELGADO, et al. v. ARTHUR ANDERSEN, et al.; GUY, et al. v. ARTHUR ANDERSEN, et al.; JOSE, et al. v. ARTHUR ANDERSEN, et al.; ODAM, et al. v. ENRON CORP., et al.; PEARSON, et al. v. FASTOW, et al.; and ROSEN, et al. v. FASTOW, et al. Plaintiffs filed a notice of appeal in each of the ten cases on January 5, 2007.

Additional actions against Citigroup and its affiliates were filed beginning in 2002 in the Southern District of Texas and other various jurisdictions. Certain of these remain pending, including: (i) actions brought by investors in Enron securities; (ii) actions brought by commercial banks that participated in Enron revolving credit facilities and/or purchasers of Enron bank debt in the secondary market; (iii) actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breach of fiduciary duty; (iv) actions brought by the Attorney General of Connecticut in connection with an Enron-related transaction; (v) an action brought by certain trusts that issued securities linked to Enron’s credit, by the related indenture trustee and certain holders of those securities; (vi) an action brought by a utility, alleging that Citigroup and others aided Enron in fraudulently overcharging for electricity; and (vii) actions by a bank that entered into credit derivative swap transactions with Citibank.

Research

WorldCom, Inc.    Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees (along with, in many cases, other investment banks, certain WorldCom officers and directors, and/or accountants) were named as defendants in a series of individual and putative class action lawsuits relating to the underwriting of WorldCom securities and the issuance of research analyst reports concerning WorldCom. The putative class action and the majority of the individual actions were consolidated in the United States District Court for the Southern District of New York as In re WORLDCOM, INC. SECURITIES LITIGATION; certain individual actions remained pending in other state and federal courts. Citigroup settled the consolidated putative class action in May 2004. Citigroup has now settled all but four of the WorldCom-related individual actions. One of the four remaining actions, HOLMES, et al. v. GRUBMAN, et al., was dismissed by the District Court; an appeal is pending in the United States Court of Appeals for the Second Circuit.

Telecommunications Research Class Actions.    Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees were named as defendants in a series of putative class action lawsuits, alleging violations of the federal securities laws, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, in connection with Citigroup research analyst reports concerning seven issuers: AT&T Corp. (‘‘AT&T’’), Winstar Communications, Inc. (‘‘Winstar’’), Level 3 Communications, Inc. (‘‘Level 3’’), Metromedia Fiber Network, Inc. (‘‘MFN’’), XO Communications, Inc. (‘‘XO’’), Williams Communications Group Inc. (‘‘Williams’’), and Focal Communications, Inc. (‘‘Focal’’). These putative class actions were assigned to a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The court consolidated these actions into seven separate proceedings corresponding to the seven issuers of securities involved.

Citigroup has settled five of the seven actions. On August 17, 2006, the court approved Citigroup’s settlement of the AT&T action, In re SALOMON ANALYST AT&T LITIGATION. On September 29, 2006, the court approved Citigroup’s settlements of the Level 3, XO and Williams actions, In re SALOMON ANALYST LEVEL 3 LITIGATION, In re SALOMON ANALYST XO LITIGATION, and In re SALOMON ANALYST WILLIAMS LITIGATION, respectively. On November 14, 2006, the court preliminarily approved Citigroup’s settlement of the Focal action, LOS ANGELES CITY EMPLOYEES RETIREMENT ASSOCIATION v. CITIGROUP. A hearing on the final approval of the Focal settlement was scheduled for March 23, 2007.

The Winstar action, In re SALOMON ANALYST WINSTAR LITIGATION, was dismissed with prejudice in its entirety on January 6, 2005. The MFN action, In re SALOMON ANALYST METROMEDIA LITIGATION, remains pending. On January 6, 2005, the District Court granted in part and denied in part Citigroup’s motion to dismiss the claims against it. On June 20, 2006, the District Court certified the plaintiff class in the MFN action. The District Court’s class certification decision is on appeal in the United States Court of Appeals for the Second Circuit.

Global Crossing, Ltd.    In January 2004, the Global Crossing Estate Representative filed an adversary action in the United States Bankruptcy Court for the Southern District of New York against Citigroup and several other banks seeking to rescind the payment of a loan made to a Global Crossing subsidiary. Citigroup moved to dismiss the action in May 2004, and the motion remains pending.

Qwest-related Actions.    Beginning in 2003, Citigroup and CGM (along with, in many cases, other investment banks, certain Qwest officers and directors and accountants) were named as defendants in a series of actions alleging violations of state and federal securities laws in connection with the underwriting of, and research analyst reports concerning, Qwest Communications International Inc. (‘‘Qwest’’). Citigroup either settled or obtained dismissal of several such cases. In October 2006, Citigroup settled the two remaining Qwest-related actions: CALIFORNIA STATE TEACHERS’ RETIREMENT SYSTEM v. QWEST COMMUNICATIONS INTERNATIONAL INC., et al., and STATE UNIVERSITIES RETIREMENT SYSTEM OF ILLINOIS v. QWEST COMMUNICATIONS INTERNATIONAL INC., et al.

Customer Class Actions.    On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY, a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain customers who maintained guided portfolio management accounts at Smith Barney.

In March 2004, a putative research-related customer class action alleging various state law claims arising out of the issuance of allegedly misleading research analyst reports, DISHER v. CITIGROUP GLOBAL MARKETS INC., was filed in Illinois state court. Citigroup removed this action to federal court, and in August 2005 the United States Court of Appeals for the Seventh Circuit reversed the District Court’s August 2004 order remanding the case to state court, and directed the District Court to dismiss plaintiffs’ claims as pre-empted. On June 26, 2006, the United States Supreme Court granted plaintiffs’ petition for a writ of certiorari, vacated the Seventh Circuit’s opinion and remanded the case to the Seventh Circuit for further proceedings. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal from the District Court’s removal order for lack of appellate jurisdiction. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court.

Arbitrations.    In addition to the various lawsuits discussed above, similar claims against Citigroup and certain of its affiliates relating to research analyst reports concerning the securities mentioned above, and other securities, are pending in numerous arbitrations around the country.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the ‘‘Citigroup Parties’’). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District of New York were filed. In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Without admitting any liability, CGM and numerous other financial institution defendants settled IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, and the settlement was approved in November 2006. Two of the additional remaining individual complaints have been settled.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the ‘‘MDL action’’), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citigroup defendants’ motion to dismiss the consolidated complaint was substantially granted; a motion to dismiss the remaining claim has been filed. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (the class actions were dismissed with leave to re-plead state law claims of unjust enrichment).

Issues in the mutual-fund industry continue to receive scrutiny by various government regulators and self regulatory agencies. CGM reached an agreement in principle with the NYSE to settle a matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Defendants’ motion to dismiss was denied. On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. In December 2006, the United States Court of Appeals for the Second Circuit reversed the District Court and held that the matter could not proceed as a class action. The plaintiffs filed a petition for rehearing in January 2007.

IPO Antitrust Litigation

Beginning in March 2001, several putative class actions that were later consolidated into a single class action were filed in the Southern District of New York against CGM and other investment banks, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. A separate putative class action was filed against the same underwriter defendants as well as certain institutional investors alleging commercial bribery claims under the Robinson Patman Act arising out of similar allegations regarding IPO allocation conduct. On November 3, 2003, the District Court granted CGM’s motion to dismiss the consolidated amended complaint in the antitrust case and the Robinson Patman complaint. Plaintiffs thereafter appealed the District Court’s order dismissing the two actions. On September 28, 2005, the Second Circuit vacated the District Court’s decision and ordered the cases remanded to the District Court. In December 2006, the United States Supreme Court granted the underwriter defendants’ petition for certiorari to review the Second Circuit’s decision and set oral argument for March 2007.

Auction Rate Securities

On May 31, 2006, the Securities and Exchange Commission (the ‘‘SEC’’) instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the Auction Rate Securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings, and penalties. CGM paid a penalty of $1.5 million.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)    Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)    Holders. The number of holders of Redeemable Units as of December 31, 2006, was 892.

(c)    Dividends. The Partnership did not declare a distribution in 2006 or 2005.

(d)    Use of Proceeds. The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the years ended December 31, 2006, 2005 and 2004 there were no additional sales.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, swaps and forward contracts.

(e)    Securities Authorized for Issuance Under Equity Compensation Plans.    None.

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and total assets at December 31, 2006, 2005, 2004, 2003 and 2002 were as follows:

	2006	2005	2004	2003	2002
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage commissions (including clearing fees) of $4,740,069, $5,383,149, $4,721,137, $6,760,951 and $15,155,860, respectively	$61,630,927	$170,933,637	$55,011,111	$(45,814,699)	$63,651,739
Interest income allocated from Master	9,819,323	5,081,028	1,393,628	1,151,191	2,266,446
	$71,450,250	$176,014,665	$56,404,739	$(44,663,508)	$65,918,185
Net income (loss) before Allocation to the Special Limited Partner	$65,331,807	$170,951,340	$53,540,506	$(47,512,039)	$62,361,519
Allocation to the Special Limited Partner	11,102,497	33,174,063	2,333,604	—	12,019,017
Net income (loss) available for pro rata distribution	$54,229,310	$137,777,277	$51,206,902	$(47,512,039)	$50,342,502
Increase (decrease) in Net Asset Value per Redeemable Unit	$1,064.98	$2,545.62	$885.09	$(680.90)	$691.35
Total assets	$259,688,401	$309,054,933	$157,137,085	$121,366,913	$194,697,342

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, through its investment in the Master, seeks to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests generally including, commodity futures and commodity option contracts traded on United States exchanges and certain foreign exchanges and swaps.

The Partnership, through its investment in the Master, intends to trade only energy and energy related products, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products), traded on the Chicago Mercantile Exchange, but is authorized to trade commodity futures, swaps and options contracts of any kind. The Partnership has invested substantially all of its capital in the Master. The Advisor is authorized to trade forward contracts on behalf of the Partnership and the Master but does not currently intend to do so (certain swaps that the Advisor trades are, however, the substantial economic equivalent of forward contracts).

The General Partner/Managing Member manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to AAA. The Partnership has invested these assets in the Master. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of trading activity and reporting to Limited Partners and regulatory authorities. In selecting the Advisor for the Partnership/Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

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

The Partnership’s assets allocated to AAA for trading are not invested in commodity interests directly. AAA’s allocation of the Partnership’s assets is currently invested in the Master. AAA trades the Master’s, and thereby the Partnership’s, assets in accordance with its Energy Program – Futures and Swaps.

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

AAA generally bases its trading decisions on ‘‘fundamental’’ factors, namely supply and demand for a particular group or type of commodity. AAA attempts to buy undervalued commodities and sell overvalued commodities, often but not always simultaneously. AAA uses options to attempt either to reduce or define risks.

AAA is aware of price trends but does not trade upon trends. AAA often takes profits in positions with specific trends even though that trend may still be intact or perhaps even strong. AAA occasionally establishes positions that are countertrend.

Effective risk management is a crucial aspect of AAA’s trading program. Account size, expectation, volatility of the market traded and the nature of other positions taken are all factors in determining the amount of equity committed to each trade. The Master is AAA’s largest account.

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

The performance for the years ended December 31, 2006 and 2005 is discussed in (c) Results of Operations.

To minimize this risk relating to low margin deposits, the Master follows certain trading policies, including:

(i)	The Master invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Master’s net assets allocated to the Advisor.

(iii)	The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Master does not employ the trading technique commonly known as ‘‘pyramiding,’’ in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Master does not utilize borrowings except short-term borrowings if the Master takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. The term ‘‘spread’’ or ‘‘straddle’’ describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Master will not permit the churning of its commodity trading account. The term ‘‘churning’’ refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statement of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner/Managing Member monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner/Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also ‘‘Item 8. Financial Statements and Supplementary Data’’ for further information on financial instrument risk included in the notes to financial statements.)

Other than the risks inherent in commodity futures and swaps trading, the Master knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b)    Capital Resources.

(i)	The Partnership has made no material commitments for capital expenditures.

(ii)    The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

The Partnership no longer offers units at the net asset value per Redeemable Unit as of the end of each month. For the years ended December 31, 2006, 2005 and 2004, there were no additional sales.

No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of a month on 10 business days notice to the General Partner. For the year ended December 31, 2006, 11,922.8081 Redeemable Units were redeemed totaling $75,400,663 and 1,467.0888 Units of Special Limited Partnership Interest totaling $9,100,000 were redeemed. For the year ended December 31, 2005, 3,737.6251 Redeemable Units were redeemed totaling $16,379,959 and 6,455.2592 Units of Special Limited Partnership Interest totaling $33,962,933 were redeemed. For the year ended December 31, 2004, 7,766.6819 Redeemable Units were redeemed totaling $17,443,417.

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the ‘‘Securities Act’’) as well as to those persons who are not accredited investors but who have either a net worth (exclusive of home, furnishings and automobile) either individually or jointly with the investor’s spouse of at least three times their investment in the Partnership (the minimum investment for which was $25,000) or gross income for the two previous years and projected gross income for the current fiscal year of not less than three times their investment in the Partnership for each year.

(c)    Results of Operations.

For the year ended December 31, 2006 the Net Asset Value per Redeemable Unit increased 19.9% from $5,338.39 to $6,403.37. For the year ended December 31, 2005 the Net Asset Value per Redeemable Unit increased 91.2% from $2,792.77 to $5,338.39. For the year ended December 31, 2004 the Net Asset Value per Redeemable Unit increased 46.4% from $1,907.68 to $2,792.77. For the three years ended December 31, 2006 the Net Asset Value per Redeemable Unit increased 235.7% from $1,907.68 to $6,403.37.

The Partnership, for its own account, through its investment in the Master, experienced a net trading gain of $66,370,996 before commissions and expenses for the year ended December 31, 2006. Gains were primarily attributable to the trading of NYMEX Crude Oil, IPE Brent Crude Oil, NYMEX Heating Oil, NYMEX Natural Gas, NYMEX Unleaded Gas and OTC Energy Swaps and were partially offset by losses in NYMEX Energy Swaps, NYMEX Gasoline and IPE Gas Oil.

Trading performance for the year 2006 was characterized by three distinctive periods in the energy market. Profits were generated in the first four months as near-term directional price movements were captured in natural gas, crude oil and unleaded gasoline. However, gains were partially forfeited in the following four months as losses were accumulated in natural gas, as prices tumbled in longer dated contracts, and in crude oil, as prices unexpectedly reached unsustainable levels above $75/barrel in mid July on geopolitical concerns. The fund successfully navigated through a difficult trading environment in the summer, and benefited from trading on fundamental supply-and-demand imbalances toward the end of the year. Gains were earned in short positions in heating oil and unleaded gasoline as high production levels diluted prices. In natural gas, the scope of daily volatility swings on futures contracts lead to profitable options strategies.

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

The Partnership’s extraordinary year was the result of adept and astute trading by the Partnership’s advisor through challenging and fundamentally changed markets. The most significant change has been the increased flow of speculative money into the markets and the disequilibrium to historical fundamental relationships this money causes.

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

The year started with continued pressure on crude oil prices with a carry-over to natural gas as the price of a barrel rose over 30% to a high of $57 a barrel and natural gas rose 25%. The first quarter was the Partnership’s most profitable quarter and the one driven by historical price relationships where the advisor’s trading strategies were particularly effective.

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

While rising prices attracted new speculative funds to the energy markets, the twin hurricanes striking the Gulf Coast in early September exacerbated an already highly sensitive market. For a quick period of four to six weeks, crude oil prices peaked and heating oil and gasoline set new highs as well. Natural gas reached nearly $16 dollars per MBTU, more than double earlier in the year. Again speculative flows chased an anticipated supply squeeze that never materialized. That led to many price corrections in October and the year’s only losing month.

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

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Master and the Partnership depends on the Advisor’s ability to forecast changes in energy and energy related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Master and the Partnership expect to increase capital through operations.

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

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership/Master, and in the markets where the Partnership/Master participates.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management’s authorization, and that financial information utilized by management and communicated to external parties, including the Partnership’s Redeemable Unit holders, creditors, and regulators, is free of material errors.

(e)    Critical Accounting Policies.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

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

Foreign currency contracts are those contracts where the Partnership/Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership/Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statement of Financial Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statement of Income and Expenses and Partners’ Capital.

The General Partner believes that the accounting policies that will be most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Master’s positions. The majority of the Master’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Swap contracts generally will be valued by reference to published settlement prices or dealers’ quotes in related markets or other measures of fair value deemed appropriate by the General Partner. The General Partner expects that under normal circumstances substantially all of the Partnership’s/Master’s assets will be valued by objective measures and without difficulty.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Master is a speculative commodity pool. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s capital are subject to the risk of trading loss through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

Market movements result in frequent changes in the fair market value of the Master’s open positions and, consequently, in its earnings and cash flow. The Master’s and the Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Master’s open positions and the liquidity of the markets in which it trades.

The Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master’s speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master’s experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Master’s losses in any market sector will be limited to Value at Risk or by the Master’s attempts to manage its market risk.

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Master’s and the Partnership’s market risk exposures contain ‘‘forward-looking statements’’ within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Master’s and the Partnership’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Master’s mark-to-market accounting, any loss in the fair value of the Master’s open positions is directly reflected in the Master’s earnings (realized or unrealized) and cash flow.

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

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Master), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Master’s futures and forward positions does not have any optionality component. However, the Advisor does trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Master’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Master’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Master’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2006 and 2005, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2006, the Master’s total capitalization was $993,359,899.

December 31, 2006

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$119,929,115	12.07%	$167,028,944	$47,719,068	$90,086,233
Energy Swaps	4,720,046	0.48%	4,720,046	4,130,046	4,326,713
Grains	689,280	0.07%	779,748	131,572	532,456
Total	$125,338,441	12.62%

*   Annual average of month-end Values at Risk

As of December 31, 2005, the Master’s total capitalization was $954,082,152.

December 31, 2005

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$72,448,403	7.60%	$112,520,135	$20,895,649	$54,201,104
Energy Swaps	4,130,046	0.43%	4,130,046	3,300,000	3,678,364
Total	$76,578,449	8.03%

*   Annual average of month-end Value at Risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master is typically many times the applicable margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Master. The magnitude of the Master’s open positions creates a ‘‘risk of ruin’’ not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — give no indication of this ‘‘risk of ruin.’’

Materiality as used in this section, ‘‘Qualitative and Quantitative Disclosures About Market Risk,’’ is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Master’s market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Master’s primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master’s risk control to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Master. There can be no assurance that the Master’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Master as of December 31, 2006 by market sector.

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

The Master usually enters into swaps on a net basis, i.e., the two payment streams are netted out in a cash settlement on the payment date or dates specified in the agreement, with the Master receiving or paying, as the case may be, only the net amount of the two payments. Swaps do not involve the delivery of underlying assets or principal. Accordingly, the risk of loss with respect to swaps is limited to the net amount of payments that the Master is contractually obligated to make. If the counterparty to a swap defaults, the Master’s risk of loss consists of the net amount of payments that the Master is contractually entitled to receive.

The Master may also enter into spot transactions to purchase or sell commodities with CGM, or one of its affiliates, as principal. Such spot transactions provide for two-day settlement and are not margined. Such transactions may be entered into in connection with exchange for physical transactions. Like the swap contract market, the spot market is a principals’ market so there is no clearinghouse guarantee of performance. Instead, the Master is subject to the risk of inability of, or refusal by, a counterparty to perform with respect to the underlying contract.

Grains.    The Master’s commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and controls the Partnership’s, through its investment in the Master, risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master and the Partnership are subject.

The General Partner monitors the Master’s performance and the concentration of its open positions, and consults with the Advisor concerning the Master’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter programs traded on behalf of the Master. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor’s own risk control policies while maintaining a general supervisory overview of the Master’s market risk exposures.

The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor’s research of risk management often suggests ongoing modifications to its trading programs.

As part of the General Partner’s risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor’s portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to its programs.

Item 8.    Financial Statements and Supplementary Data.

SMITH BARNEY AAA ENERGY FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-2
Management’s Report on Internal Control over Financial Reporting	F-3
Reports of Independent Registered Public Accounting Firm	F-4 – F-5
Financial Statements:
Statements of Financial Condition at December 31, 2006 and 2005	F-6
Statements of Income and Expenses for the years ended December 31, 2006, 2005 and 2004	F-7
Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and 2004	F-8
Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-9
Notes to Financial Statements	F-10 – F-14
Selected Unaudited Quarterly Financial Data	F-15
Financial Statements of the SB AAA Master Fund LLC
Oath or Affirmation	F-16
Independent Auditor’s Report	F-17
Statements of Financial Condition at December 31, 2006 and 2005.	F-18
Condensed Schedules of Investments at December 31, 2006 and 2005	F-19 – F-20
Statements of Income and Expenses for the years ended December 31, 2006, 2005 and 2004	F-21
Statements of Changes in Members’ Capital for the years ended December 31, 2006, 2005 and 2004	F-22
Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-23
Notes to Financial Statements	F-24 – F-27
Selected Unaudited Quarterly Financial Data	F-28

To the Limited Partners of
Smith Barney AAA Energy Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Smith Barney AAA Energy Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Management’s Report on Internal Control over
Financial Reporting

The management of Smith Barney AAA Energy Fund L.P. (the ‘‘Partnership’’), Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership’s internal control system was designed to provide reasonable assurance to the Partnership’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, the Partnership’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, the Partnership’s independent registered public accounting firm, as stated in their reports appearing on the following pages, which express unqualified opinions on management’s assessment and on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm

The Partners
Smith Barney AAA Energy Fund L.P.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Smith Barney AAA Energy Fund L.P. (the ‘‘Partnership’’) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Smith Barney AAA Energy Fund L.P. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of the Partnership, as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 22, 2007 expressed an unqualified opinion on those financial statements.

New York, New York
March 22, 2007

Report of Independent Registered Public Accounting Firm

The Partners
Smith Barney AAA Energy Fund L.P.:

We have audited the accompanying statements of financial condition of Smith Barney AAA Energy Fund L.P. (the ‘‘Partnership’’) as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney AAA Energy Fund L.P. as of December 31, 2006 and 2005, and the results of its operations, changes in its partners’ capital and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 22, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

New York, New York
March 22, 2007

Smith Barney AAA
Energy Fund L.P.
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets:
Investment in Master, at fair value	$259,657,416	$308,988,960
Cash	30,985	65,973
	$259,688,401	$309,054,933
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$929,577	$—
Management fees (Note 3b)	431,197	524,850
Professional fees	28,738	56,811
Other	11,962	14,121
Redemptions payable (Note 5)	1,227,784	32,231,152
	2,629,258	32,826,934
Partners’ Capital (Notes 1 and 5):
General Partner, 913.9790 Unit equivalents outstanding in 2006 and 2005	5,852,546	4,879,176
Special Limited Partner, 918.0774 and 594.5730 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	5,878,789	3,174,063
Limited Partners, 38,312.2887 and 50,235.0968 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	245,327,808	268,174,760
	257,059,143	276,227,999
	$259,688,401	$309,054,933

See accompanying notes to financial statements.

Smith Barney AAA
Energy Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Income:
Realized gains on closed positions allocated from Master	$157,253,890	$32,244,456	$46,255,956
Change in unrealized gains (losses) on open positions allocated from Master	(90,882,894)	144,072,330	13,476,292
Interest income allocated from Master	9,819,323	5,081,028	1,393,628
Expenses allocated from Master	(1,129,950)	(5,383,149)	(4,721,137)
	75,060,369	176,014,665	56,404,739
Expenses:
Brokerage commissions (Note 3c)	3,610,119	—	—
Management fees (Note 3b)	5,986,521	4,877,188	2,759,441
Professional fees	109,734	155,166	96,146
Other	22,188	30,971	8,646
	9,728,562	5,063,325	2,864,233
Net income before allocation to the Special Limited Partner	65,331,807	170,951,340	53,540,506
Allocation to the Special Limited Partner (Note 3b)	11,102,497	33,174,063	2,333,604
Net income available for pro rata distribution	$54,229,310	$137,777,277	$51,206,902
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$1,064.98	$2,545.62	$885.09

See accompanying notes to financial statements.

Smith Barney AAA
Energy Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2006, 2005 and 2004

	Limited Partners	Special Limited Partner	General Partner	Total
Partners’ Capital at December 31, 2003	$117,778,883	$—	$1,743,579	$119,522,462
Redemption of 7,766.6819 Redeemable Units of Limited Partnership Interest	(17,443,417)	—	—	(17,443,417)
Allocation of net income for the year ended December 31, 2004:
Allocation of 835.5874 Redeemable Units of Limited Partnership Interest to the Special Limited Partner (Note 3b)	––	2,333,604	—	2,333,604
Net income available for pro rata distribution	50,397,948	—	808,954	51,206,902
Partners’ Capital at December 31, 2004	150,733,414	2,333,604	2,552,533	155,619,551
Redemption of 3,737.6251 Redeemable Units of Limited Partnership Interest	(16,379,959)	—	—	(16,379,959)
Redemption of 6,455.2592 Redeemable Units of Special Limited Partnership Interest	—	(33,962,933)	—	(33,962,933)
Allocation of net income for the year ended December 31, 2005:
Allocation of 6,214.2448 Redeemable Units of Limited Partnership Interest to the Special
Limited Partner (Note 3b)	—	33,174,063	—	33,174,063
Net income available for pro rata distribution	133,821,305	1,629,329	2,326,643	137,777,277
Partners’ Capital at December 31, 2005	268,174,760	3,174,063	4,879,176	276,227,999
Redemption of 11,922.8081 Redeemable Units of Limited Partnership Interest	(75,400,663)	—	—	(75,400,663)
Redemption of 1,467.0888 Redeemable Units of Special Limited Partnership Interest	—	(9,100,000)	—	(9,100,000)
Allocation of net income for the year ended December 31, 2006:
Allocation of 1,790.5932 Redeemable Units of Limited Partnership Interest to the Special Limited Partner (Note 3b)	––	11,102,497	—	11,102,497
Net income available for pro rata distribution	52,553,711	702,229	973,370	54,229,310
Partners’ Capital at December 31, 2006	$245,327,808	$5,878,789	$5,852,546	$257,059,143

Net Asset Value Per Redeemable Unit:

2004	$2,792.77
2005	$5,338.39
2006	$6,403.37

See accompanying notes to financial statements.

Smith Barney AAA
Energy Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$54,229,310	$137,777,277	$51,206,902
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(42,335,266)	(2,333,604)	—
Proceeds from sale of investment in Master	156,968,201	21,426,255	19,290,474
Net unrealized (appreciation) depreciation on investment in Master	(65,301,391)	(170,993,183)	(55,030,692)
Accrued expenses:
Increase (decrease) in brokerage commissions	929,577	—	—
Increase (decrease) in management fees	(93,653)	258,794	59,959
Increase (decrease) in professional fees	(28,073)	(12,113)	41,534
Increase (decrease) in other	(2,159)	5,267	563
Net cash provided by (used in) operating activities	104,366,546	(13,871,307)	15,568,740
Cash flows from financing activities:
Allocation of units – Special Limited Partner	11,102,497	33,174,063	2,333,604
Payments for redemptions – Limited Partners	(106,404,031)	(15,322,508)	(17,872,390)
Payments for redemptions – Special Limited Partner	(9,100,000)	(3,962,932)	—
Net cash provided by (used in) financing activities	(104,401,534)	13,888,623	(15,538,786)
Net change in cash	(34,988)	17,316	29,954
Cash, at beginning of year	65,973	48,657	18,703
Cash, at end of year	$30,985	$65,973	$48,657

See accompanying notes to financial statements.

Smith Barney AAA
Energy Fund L.P.
Notes to Financial Statements

1.    Partnership Organization:

Smith Barney AAA Energy Fund L.P. (the ‘‘Partnership’’) is a limited partnership which was organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind but intends to trade solely energy and energy related products. In addition, the Partnership may enter into swap contracts on energy related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. During the initial offering period (February 12, 1998 through March 15, 1998), the Partnership sold 49,538 redeemable units (‘‘Redeemable Units’’). The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests.

Citigroup Managed Futures LLC (‘‘CMF’’) acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’).

On September 1, 2001, the Partnership allocated substantially all of its capital to the SB AAA Master Fund LLC, a New York Limited Liability Company (the ‘‘Master’’). With this cash, the Partnership purchased 128,539.1485 Units of the Master with a fair value of $128,539,149 (including unrealized appreciation of $7,323,329). The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (the ‘‘Advisor’’) using the Energy Program — Futures and Swaps, the Advisor’s proprietary trading program, to invest together in one trading vehicle. Principals of the Master’s Advisors were formerly employees of Smith Barney and associated persons of CGM. The General Partner and the Advisor believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master’s commodity broker is CGM and its managing member is CMF.

The financial statements of the Master (attached), including the condensed schedules of investments, should be read together with the Partnership’s financial statements.

At December 31, 2006 and 2005, the Partnership owns 26.1% and 32.3%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

2.    Accounting Policies:

a.	The value of the Partnership’s investment in the Master reflects the Partnership’s proportional interest in the members’ capital of the Master. All of the unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the

Smith Barney AAA
Energy Fund L.P.
Notes to Financial Statements

time of such determination. All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Master are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net realized and unrealized gains (losses) on trading of commodity interests.

b.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax positions as of the effective date. Management does not believe that the application of this standard will have a material impact on the financial statements of the Partnership.

c.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

d.	Certain prior period amounts have been reclassified to conform to the current year presentation.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. The Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated by the Master. The Advisor is a Special Limited Partner of the Partnership and receives a quarterly profit share allocation as of September 30, 2006 to its capital account in the Partnership equal to 20% of New Trading Profits, as defined in the Management Agreement, earned on behalf of the Partnership during each calendar quarter in the form of Special Limited Partner Units.

Smith Barney AAA
Energy Fund L.P.
Notes to Financial Statements

c.	Customer Agreement:

Prior to August 31, 2001, the Partnership entered into a Customer Agreement which provided that the Partnership pay CGM brokerage commissions at $18 per round turn for futures and swap transactions and $9 per side for options. The brokerage commissions were inclusive of applicable floor brokerage fees. In addition, the Partnership paid CGM National Futures Association (‘‘NFA’’) fees, exchange, clearing, user and give-up fees. Effective September 1, 2001, all floor brokerage fees, exchange, clearing, user, give-up, and NFA fees will be borne by the Master and allocated to the Partnership through its investment in the Master. In addition, the Partnership pays CGM brokerage commissions at the above rates based on its proportional share of the Master’s trades. CGM will pay a portion of brokerage fees to its financial advisors who have sold Units in this Partnership. The Partnership’s assets not held at the Master are held in the Partnership’s account at CGM. The Partnership’s assets are deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. Cash margin requirements are maintained by the Master. CGM will pay the Partnership interest on 80% of the average daily equity allocated to the Partnership by the Master during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The customer agreement (the ‘‘Customer Agreement’’) between CGM and the Master gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The results of the Master’s trading activities are shown in the statements of income and expenses.

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

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Net realized and unrealized gains*	$1,198.31	$3,161.00	$952.94
Interest income	214.93	94.07	24.27
Expenses**	(348.26)	(709.45)	(92.12)
Increase for year	1,064.98	2,545.62	885.09
Net Asset Value per Redeemable Unit, beginning of year	5,338.39	2,792.77	1,907.68
Net Asset Value per Redeemable Unit, end of year	$6,403.37	$5,338.39	$2,792.77

*	Includes Partnership commissions and expense allocated from Master

**	Excludes Partnership commissions and expense allocated from Master and includes allocation to Special Limited Partner

Smith Barney AAA
Energy Fund L.P.
Notes to Financial Statements

	2006	2005	2004
Ratios to average net assets:
Net investment loss before allocation to Special Limited Partner ***	(0.4)%	(2.5)%	(4.6)%
Operating expenses	3.8%	4.8%	5.6%
Allocation to Special Limited Partner	3.9%	15.2%	1.7%
Total expenses and allocation to Special Limited Partner	7.7%	20.0%	7.3%
Total return:
Total return before allocation to Special Limited Partner	25.1%	114.1%	48.6%
Allocation to Special Limited Partner	(5.2)%	(22.9)%	(2.2)%
Total return after allocation to Special Limited Partner	19.9%	91.2%	46.4%

***	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

7.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract. The Master’s swap contracts are OTC contracts.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded by the Master.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s/Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership, through its investment in the Master, has concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner monitors and controls the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has

Smith Barney AAA
Energy Fund L.P.
Notes to Financial Statements

effective procedures for evaluating and limiting the credit and market risks to which the Partnership/ Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2006 and 2005 is summarized below:

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$13,142,899	$(26,546,718)	$16,890,009	$67,964,060
Net income (loss)	$9,894,947	$(21,915,212)	$12,711,287	$53,538,288
Increase (decrease) in Net Asset Value per Redeemable Unit	$244.27	$(497.00)	$271.19	$1,046.52

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains net of brokerage commissions and clearing fees including interest income	$23,842,097	$55,320,843	$45,225,133	$51,786,065
Net income	$18,187,406	$43,317,561	$35,453,798	$40,818,512
Increase in Net Asset Value per Redeemable Unit	$361.22	$804.00	$645.82	$734.58

To the Members of
SB AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC Managing Member, SB AAA Master Fund LLC
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor’s Report

The Members
SB AAA Master Fund LLC:

We have audited the accompanying statements of financial condition of SB AAA Master Fund LLC (the ‘‘Company’’), including the condensed schedules of investments as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in members’ capital, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB AAA Master Fund LLC as of December 31, 2006 and 2005, and the results of its operations, changes in its members’ capital and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

SB AAA Master Fund LLC
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $56,785,893 and $4,130,046, respectively)	$804,915,355	$557,878,760
Net unrealized appreciation on open futures positions	61,090,392	260,548,395
Unrealized appreciation on open swaps contracts	76,254,264	193,692,178
Commodity options owned, at fair value (cost $232,233,555 and $129,024,667, respectively)	183,062,505	225,052,075
	1,125,322,516	1,237,171,408
Due from brokers	12,531,328	14,310,966
Interest receivable	2,855,447	1,813,732
	$1,140,709,291	$1,253,296,106

Liabilities and Members’ Capital:
Liabilities:
Unrealized depreciation on open swap contracts	$30,027,854	$165,265,325
Commodity options written, at fair value (premium $155,302,445 and $147,363,753, respectively)	101,015,772	114,859,048
Accrued expenses:
Brokerage commissions	—	3,198,816
Professional fees	55,659	143,268
Due to brokers	13,415,760	13,948,544
Distribution Payable	2,834,347	1,798,953
	147,349,392	299,213,954
Members’ Capital:
Members’ Capital, 207,146.0645 and 246,785.2714 Units outstanding in 2006 and 2005, respectively	993,359,899	954,082,152
	$1,140,709,291	$1,253,296,106

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2006

	Number of Contracts	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Energy		$(57,211,717)	(5.76)%
Futures Contracts Sold
Energy
IPE Gas Oil Jan 07 - Dec 07	11,340	65,911,521	6.64
Other		52,390,588	5.27
Total futures contracts sold		118,302,109	11.91

Options Owned
Energy
NYMEX Natural Gas Mar 07 - Oct 10	6,366	57,774,894	5.82
Other		125,287,611	12.61
Total options owned		183,062,505	18.43

Options Written
Energy		(101,015,772)	(10.17)

Unrealized Appreciation on Swap Contracts
Energy		76,254,264	7.67

Unrealized Depreciation on Swap Contracts
Energy		(30,027,854)	(3.02)
Total Energy Fair Value		$189,363,535	19.06%

Percentages are based on Members’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2005

	Number of Contracts	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Energy
NYMEX Henry Hub Natural Gas Swap April 07 - Dec. 09	6,496	$61,657,788	6.46%
NYMEX Natural Gas Aug. 06 - Dec. 10	9,869	107,175,497	11.23
Other		45,857,146	4.81
Total futures contracts purchased		214,690,431	22.50

Futures Contracts Sold
Energy		45,857,964	4.81
Total futures contracts		260,548,395	27.31

Options Owned
Energy
NYMEX Natural Gas Feb. 06 - July 06	4,778	78,598,570	8.24
Other		146,453,505	15.35
Total options owned		225,052,075	23.59

Options Written
Energy		(114,859,048)	(12.04)

Unrealized Appreciation on Swap Contracts
Energy
Gulf Coast Unleaded Gas Calendar 2006	1,750	67,563,451	7.08
Other		126,128,727	13.22
Total unrealized appreciation on swap contracts		193,692,178	20.30

Unrealized Depreciation on Swap Contracts
Energy
Gulf Coast Unleaded Gas Calendar 2006	1,750	(65,229,496)	(6.84)
Other		(100,035,829)	(10.48)
Total depreciation on swap contracts		(165,265,325)	(17.32)
Total Energy Fair Value		$399,168,275	41.84%

Percentages are based on Members’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Income and Expenses
for the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions	$529,546,800	$75,334,314	$98,726,739
Change in unrealized gains (losses) on open positions	(305,074,936)	366,489,747	28,044,756
	224,471,864	441,824,061	126,771,495
Interest income	35,497,663	13,332,089	3,078,611
	259,969,527	455,156,150	129,850,106

Expenses:
Brokerage commissions including clearing fees of $2,167,827, $1,569,668 and $1,255,894, respectively	3,594,424	13,333,992	9,941,386
Professional fees	366,093	107,937	68,096
	3,960,517	13,441,929	10,009,482
Net income	$256,009,010	$441,714,221	$119,840,624
Net income per Unit of Member Interest (Notes 1 and 6)	$1,088.38	$2,112.50	$622.49

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Changes in Members’ Capital
for the years ended December 31, 2006, 2005 and 2004

Members’ Capital
Members’ Capital at December 31, 2003	$255,057,637
Net income	119,840,624
Sale of 20,423.0579 Units of Member Interest	32,767,686
Redemption of 46,082.5538 Units of Member Interest	(68,133,449)
Distribution of interest income to feeder funds	(3,036,963)
Members’ Capital at December 31, 2004	336,495,535
Net income	441,714,221
Sale of 99,379.4923 Units of Member Interest	288,276,627
Redemption of 37,958.4570 Units of Member Interest	(99,220,693)
Distribution of interest income to feeder funds	(13,183,538)
Members’ Capital at December 31, 2005	954,082,152
Net income	256,009,010
Sale of 58,368.3423 Units of Member Interest	249,113,429
Redemption of 98,007.5492 Units of Member Interest	(430,561,037)
Distribution of interest income to feeder funds	(35,283,655)
Members’ Capital at December 31, 2006	$993,359,899

Net Asset Value Per Unit of Member Interest:

2004:	$1,815.32
2005:	$3,866.04
2006:	$4,795.46

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Cash Flows
for the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$256,009,010	$441,714,221	$119,840,624
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(52,655,847)	25,197,229	19,144,722
(Increase) decrease in net unrealized appreciation on open futures positions	199,458,003	(227,521,327)	(24,181,529)
(Increase) decrease in unrealized appreciation on open swaps contracts	117,437,914	(100,085,449)	(43,512,817)
(Increase) decrease in commodity options owned at fair value	41,989,570	(174,034,309)	(8,387,536)
(Increase) decrease in due from brokers	1,779,638	(11,885,831)	(276,445)
(Increase) decrease in interest receivable	(1,041,715)	(1,353,897)	(300,785)
Increase (decrease) in unrealized depreciation on open swap contracts	(135,237,471)	75,606,031	71,004,728
Increase (decrease) in commodity options written, at fair value	(13,843,276)	62,505,653	(5,451,202)
Accrued expenses:
Increase (decrease) in brokerage commissions	(3,198,816)	1,536,225	(7,834)
Increase (decrease) in professional fees	(87,609)	141,268	(57,625)
Increase (decrease) in due to brokers	(532,784)	11,194,934	938,595
Increase (decrease) in due to CGM	—	(22,978)	—
Net cash provided by (used in) operating activities	410,076,617	102,991,770	128,752,896
Cash flows from financing activities:
Proceeds from additions	249,113,429	288,276,627	32,767,686
Payments for redemptions	(430,561,037)	(99,220,693)	(68,133,449)
Distribution of interest income to feeder funds	(34,248,261)	(11,838,172)	(2,737,057)
Net cash provided by (used in) financing activities	(215,695,869)	177,217,762	(38,102,820)
Net change in unrestricted cash	194,380,748	280,209,532	90,650,076
Unrestricted cash, at beginning of year	553,748,714	273,539,182	182,889,106
Unrestricted cash, at end of year	$748,129,462	$553,748,714	$273,539,182

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Notes to Financial Statements

1.    General:

SB AAA Master Fund LLC (the ‘‘Master’’) is a limited liability company formed under the New York Limited Liability Company Law. The Master’s purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including commodity futures contracts and commodity options contracts on United States exchanges and certain foreign exchanges. The Master may trade commodity futures and option contracts of any kind but intends initially to trade solely energy and energy related products. In addition, the Master may enter into swap contracts. The Master is authorized to sell an unlimited number of units (‘‘Units’’) of member interest.

On September 1, 2001 (date Master commenced trading), Smith Barney AAA Energy Fund L.P. (‘‘AAA’’) allocated substantially all of its capital and Salomon Smith Barney Orion Futures Fund L.P. (‘‘Orion’’) allocated a portion of its capital to the Master. With this cash, the Partnerships purchased 133,712.5867 Units of the Master with a fair value of $133,712,587 (including unrealized appreciation of $7,755,035). On July 1, 2002, Salomon Smith Barney AAA Energy Fund L.P. II (‘‘AAA II’’) allocated substantially all of its capital to the Master and purchased 64,945.0387 Units with a fair value of $94,925,000. On November 1, 2003, Pinnacle Natural Resources, L.P. (‘‘Pinnacle’’) allocated a portion of its capital to the Master and purchased 1,104.9839 Units with a fair value of $1,500,000. On October 1, 2005, Citigroup Diversified Futures Fund L.P. (‘‘Citi Div’’) allocated a portion of its capital to the Master and purchased 13,956.1190 Units with a fair value of $50,000,000. On July 1, 2005, CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) allocated a portion of its capital to the Master and purchased 2,386.2338 Units with a fair value of $7,000,000. On November 1, 2005, a private investor (‘‘Private Investor’’) purchased 1,196.6879 Units with a fair value of $4,000,000. On February 28, 2006, Pinnacle redeemed its entire investment in the Master. This amounted to 2,662.7928 units with a fair value of $11,982,967. On June 1, 2006, Legion Strategies LLC (‘‘Legion LLC’’) allocated a portion of its capital to the Master and purchased 827.0580 Units with a fair value of $4,000,000. On June 30, 2006, a Private Investor redeemed its entire investment in the Master. This amounted to 951.9315 units with a fair value of $4,795,926. On July 1, 2006, Legion Strategies, LTD (‘‘Legion LTD’’) allocated a portion of its capital to the Master and purchased 793.9501 Units with a fair value of $4,000,000. On October 1, 2006, Citigroup Energy Advisors Portfolio L.P. (‘‘Energy Advisors’’) allocated a portion of its capital to the Master and purchased 723.8213 Units with a fair value of $3,315,000. The Master was formed to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd (successor to AAA Capital Management, Inc.) (the ‘‘Advisor’’) using the Energy Program—Futures and Swaps, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of AAA, AAA II, CitiDiv, CMF Institutional, Energy Advisors, Legion LLC, Legion LTD and Orion (each a ‘‘Member’’, collectively the ‘‘Funds’’) with 26.1%, 51.1%, 8.6%, 1.1%, 0.4%, 0.4%, 0.7% and 11.6% investments in the Master at December 31, 2006, respectively. AAA, AAA II, Citi Div, CMF Institutional, Private Investor, Orion and Pinnacle owned 32.3%, 52.5%, 5.6%, 0.6%, 1.0%, 6.9% and 1.1% investments in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC acts as the managing member (the ‘‘Managing Member’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the Managing Member. The Managing Member is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. All trading decisions for the Master are made by the Advisor.

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

SB AAA Master Fund LLC
Notes to Financial Statements

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

b.	The Master may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily.

c.	All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

d.	Income taxes have not been provided as each partner of each of the members (the Funds) is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

f.	Certain prior period amounts have been reclassified to conform to the current year presentation.

3.	Agreements:

a.	Managing Member Agreement:

The Managing Member administers the business affairs of the Master.

b.	Management Agreement:

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All floor brokerage, exchange, clearing, user, give-up and National Futures Association fees are borne by the Master consistent with contractual agreements. All other fees (management fees, administrative fees, incentive fees, brokerage commissions and offering costs) shall be borne by the Funds. All of the Master’s cash is deposited by CGM in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006 and 2005, the amount of cash held by the Master

SB AAA Master Fund LLC
Notes to Financial Statements

for margin requirements was $56,785,893 and $4,130,046, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party. All commissions in connection with the Customer Agreement shall be borne by the Funds.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2006 and 2005 based on a monthly calculation, were $206,505,875 and $199,595,694, respectively. The fair values of these commodity interests, including options thereon, if applicable, at December 31, 2006 and 2005 were $189,363,535 and $399,168,275, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the Managing Member and at such time as the Managing Member may decide. A member may require the Master to redeem their Units at their Net Asset Value of Member Interest as of the last day of the month. The Managing Member, at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged to members in connection with redemptions.

6.    Financial Highlights:

Changes in the Net Asset Value per Unit of Member Interest for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Net realized and unrealized gains*	$930.06	$2,051.93	$607.73
Interest income	159.95	62.49	16.06
Expenses**	(1.63)	(1.92)	(1.30)
Increase for year	1,088.38	2,112.50	622.49
Distributions	(158.96)	(61.78)	(15.83)
Net Asset Value per Unit of Member Interest, beginning of year	3,866.04	1,815.32	1,208.66
Net Asset Value per Unit of Member Interest, end of year	$4,795.46	$3,866.04	$1,815.32

*	Includes brokerage commissions

**	Excludes brokerage commissions

Ratio to average net assets:
Net investment income (loss)***	3.0%	(0.0	)%****	(2.4)%
Operating expenses	0.4%	2.3%		3.5%
Total return	28.2%	116.4%		51.5%

***	Interest income less total expenses

****	Due to rounding

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

SB AAA Master Fund LLC
Notes to Financial Statements

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has concentration risk because a significant counterparty or broker with respect to the Master’s assets is CGM. As of December 31, 2006, the counterparties to the Master’s swap contracts were Citibank, N.A., which is affiliated with the Master, Morgan Stanley Capital Group Inc., J. Aron & Company, Hess Trading Company, LLC and BP Corporation North America, Inc.

The Managing Member monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards, options and swaps positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Master for the years ended December 31, 2006 and 2005 is summarized below:

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$50,898,983	$(91,262,496)	$62,675,220	$234,063,396
Net income (loss)	$50,852,394	$(91,369,000)	$62,568,720	$233,956,896
Increase (decrease) in Net Asset Value per Redeemable Unit	$243.68	$(418.63)	$275.47	$987.86

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains net of brokerage commissions and clearing fees including interest income	$78,571,053	$139,754,428	$105,296,290	$118,510,387
Net income	$78,379,858	$139,650,072	$105,228,428	$118,455,863
Increase in Net Asset Value per Redeemable Unit	$304.38	$666.56	$535.54	$606.02

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Based on their evaluation of the Partnership’s disclosure controls and procedures as of year end, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Partnership’s internal controls over financial reporting or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

Management’s report on internal control over financial reporting and KPMG LLP’s related opinion are included in the Partnership’s annual financial statements under ‘‘Item 8. Financial Statements and Supplementary Data.’’

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisor, AAA.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner, which receives compensation for its services, as set forth under ‘‘Item 1. Business.’’ CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under ‘‘Item 1. Business.’’ During the year ended December 31, 2006, CGM earned $4,740,069 in brokerage commissions and clearing fees from the Partnership and through the Partnership’s investment in the Master. The Advisor earned $5,986,521 in management fees during 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)    Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 913.9790 (2.3%) Units of Limited Partnership Interest as of December 31, 2006.

Principals who own Redeemable Units:

* David J. Vogel                      101.0801 Redeemable Units
* Daniel R. McAuliffe, Jr.        10.3165 Redeemable Units
________________
* No one principal owns more than 1% of Redeemable Units of Limited Partnership Interest.

(c)    Changes in control. None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

CGM and the General Partner would be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under ‘‘Item 1. Business.’’, ‘‘Item 8. Financial Statements and Supplementary Data.’’ and ‘‘Item 11. Executive Compensation.’’

Item 14.    Principal Accountant Fees and Services.

(1)    Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership’s annual financial statements included in the Partnerships Form 10-K, review of financial statements included in the Partnership’s Form 10-Q and other services normally provided in connection with regulatory filings or engagements are as follows:

2006            $84,400

2005            $77,515

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns are as follows:

2006            $7,606

2005            $7,606

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	(1)	Financial Statements:

Statements of Financial Condition at December 31, 2006 and 2005.

Statements of Income and Expenses for the years ended December 31, 2006, 2005 and 2004.

Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and 2004.

Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

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

10.6 – Letter from the General Partner to AAA Capital Management, Inc. extending the Management Agreement for 2001 (previously filed).

10.7 – Letter from the General Partner to AAA Capital Management, Inc. extending the Management Agreement for 2002 (previously filed).

10.8 – Letter from the General Partner to AAA Capital Management, Inc. extending the Management Agreement for 2003 (previously filed).

10.9 – Letter from the General Partner to AAA Capital Management, Inc. extending the Management Agreement for 2004 (previously filed).

10.10 – Letter from the General Partner to AAA Capital Management, Inc. extending the Management Agreement through September 30, 2005 (previously filed).

10.11 – Amended and Restated Advisory Agreement among the Partnership, the General Partner and AAA Capital Management Advisors, Ltd. (previously filed).

10.12 – Amended and Restated Advisory Agreement among the Partnership, the General Partner and AAA Capital Management Advisors, Ltd. (previously filed).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2007.

Smith Barney AAA Energy Fund L.P.

By:	/s/ Citigroup Managed Futures LLC (General Partner)

By:	/s/ Jerry Pascucci Jerry Pascucci, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci	/s/ Shelley Ullman
Jerry Pascucci	Shelley Ullman
President and Director	Executive Director

/s/ David J. Vogel	/s/ Ihor Rakowsky
David J. Vogel	Ihor Rakowsky
Director	Secretary and Director

/s/ Jennifer Magro	/s/ Daryl Dewbrey
Jennifer Magro	Daryl Dewbrey
Chief Financial Officer and	Director
Director

/s/ Steve Ciampi	/s/ Raymond Nolte
Steve Ciampi	Raymond Nolte
Director	Director