Form 10-K
period 2007-12-31
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2008-03-28
CIK 1057051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

OR   Transition Report Pursuant to Section 13 or 15(d)
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

Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer       Non-accelerated filer       Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes           No

Limited Partnership Redeemable Units with an aggregate value of $244,240,131 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2008, 32,103.5804 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1.    Business.

(a)    General Development of Business. Smith Barney AAA Energy Fund L.P. (the ‘‘Partnership’’) is a Limited Partnership organized on January 5, 1998 under the partnership laws of the State of New York. The objective of the Partnership is to achieve substantial appreciation of its assets through speculative trading, directly or indirectly, in commodity interests generally including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind. In addition, the Partnership may enter into swap contracts on energy related products (together with other traded futures and options contracts, the ‘‘Commodity Interests’’). The Partnership invests substantially all of its assets in SB AAA Master Fund LLC, a New York Limited Liability Company (the ‘‘Master’’). The Commodity Interests that are traded by the Master are volatile and involve a high degree of market risk. During the initial offering period (February 12, 1998 through March 15, 1998) the Partnership sold 49,538 redeemable units of Limited Partnership Interest in the Partnership (‘‘Redeemable Units’’). The Partnership commenced its Commodity Interest trading activities on March 16, 1998. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. Sales and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2007, 2006 and 2005 are reported in the Statements of Changes in Partners’ Capital on page F-8 under ‘‘Item 8. Financial Statements and Supplementary Data.’’

The Partnership will be liquidated upon the first to occur of the following: December 31, 2018; if the Net Asset Value per Redeemable Unit falls below $400 as of the close of business on any business day or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement of the Partnership (the ‘‘Limited Partnership Agreement’’).

On September 1, 2001, the Partnership allocated substantially all of its capital to the Master. The Partnership purchased 128,539.1485 Units of the Master with cash equal to $121,215,820 and a contribution of open commodity futures and forward positions with a fair value of $7,323,329. The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd., (‘‘AAA’’ or the ‘‘Advisor’’) using the Energy Program – Futures and Swaps, the Advisor’s proprietary trading program, to invest together in one trading vehicle. Citigroup Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the ‘‘General Partner’’) and commodity pool operator of the Partnership and the managing member (the ‘‘Managing Member’’) of the Master. The General Partner and the Advisor believe that trading through the master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

At December 31, 2007 and 2006, the Partnership owned 24.2% and 26.1%, respectively of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

The Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated by the Master. Month-end net assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. In addition, the Advisor is a Special Limited Partner of the Partnership and receives a quarterly profit share allocation to its capital account in the Partnership equal to 20% of New Trading Profits (as defined in the Management Agreement) earned on behalf of the Partnership during each calendar quarter in the form of Special Limited Partner Units.

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

(b)    Financial Information about Industry Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 are set forth under ‘‘Item 6. Selected Financial Data.’’ The Partnership’s Capital as of December 31, 2007, was $239,341,043.

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

(h)    Smaller Reporting Companies.    Not applicable.

Item 1A.    Risk Factors.

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

An investor may lose all of their investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of their investment in the Partnership.

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

Enron

In April 2002, Citigroup and CGM were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District

Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al. (‘‘Newby’’)), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citigroup’s motion to dismiss the complaint was denied in December 2002, and Citigroup filed an answer in January 2003. In May 2003, plaintiffs filed an amended consolidated class action complaint, and Citigroup filed a motion to dismiss in June 2003, which was denied in April 2004.

On June 10, 2005, CGM (along with Citigroup and certain of its subsidiaries) agreed to a settlement in Newby. Under the terms of the settlement, Citigroup will make a pretax payment of $2.01 billion to the settlement class (consisting of all purchasers of all publicly traded equity and debt securities issued by Enron and certain Enron-related entities between September 9, 1997 and December 2, 2001. The Regents of the University of California (the Newby lead plaintiff) approved the settlement on July 20. The Court gave final approval to the settlement on May 24, 2006. The amount to be paid in settlement of this action is covered by existing Citigroup litigation reserves.

In September 2003, CGM (and Citigroup and various Citigroup-affiliates) were named as defendants in an adversary proceeding, Enron v. Citigroup, et al. (In re Enron Corp., et al.), filed by Enron in its chapter 11 bankruptcy proceedings against entities that purchased Enron bankruptcy claims from Citigroup, seeking to disallow or to subordinate those claims. The case is scheduled for trial beginning April 28, 2008. Additionally, in November 2003, Enron filed an additional adversary action against CGM (and Citibank, N.A.) seeking to recover fees paid to CGM in connection with the proposed Enron-Dynegy merger. Discovery is proceeding in that action.

Additional Actions

Several additional actions, previously identified, had been consolidated or coordinated with the Newby action and stayed (except with respect to certain discovery) until the Court’s decision on class certification on July 5, 2006.

Certain entities that had previously filed separate lawsuits against CGM (along with other Citigroup entities) did not opt out of the Newby settlement. As a result, the following coordinated/consolidated cases that relate to the purchase of Enron-related securities have been dismissed: California Public Employees’ Retirement System v. Bank of America Securities LLC, et al., Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al., and Conseco Annuity Assurance Co. v. Citigroup, Inc.

On February 18, 2005, Judge Harmon granted the motion to dismiss of various financial institution defendants (including CGM) in Washington State Investment Board v. Lay, et al. The action had been brought on behalf of purchasers of Enron’s publicly traded debt and equity securities between September 9, 1997 and October 18, 1998.

On April 19, 2005, CGM (along with Citigroup and certain of its subsidiaries) and various financial institution defendants reached an agreement to settle four state court actions brought by various investment funds that had purchased Enron and/or Enron-linked securities. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al.; and Principal Global Investors v. Citigroup Inc., et al. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On June 3, 2005, CGM (along with Citigroup) and various financial institution defendants reached an agreement in principle to settle a state court action (subsequently consolidated with Newby), Retirement Systems of Alabama v. Merrill Lynch, et al., brought by an Alabama public corporation comprising various state employee pension funds that had purchased Enron securities from (among others) CGM. The District Court approved the settlement on July 5, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On December 7, 2005, Judge Harmon dismissed City of Montgomery, Alabama Employees’ Retirement System v. Lay, et al. in light of a settlement between plaintiff and CGM (along with Citigroup and certain Credit Suisse First Boston-entities). The action was originally filed in Alabama state court and subsequently coordinated with Newby. The case arose out of plaintiff’s purchase of certain Enron-linked securities allegedly in reliance on CGM and other analyst reports concerning Enron. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On November 4, 2005, Sierra Pacific Resources and Nevada Power v. Citigroup, et al., a federal court case (subsequently coordinated with Newby) naming as defendants CGM (along with Citigroup and Citibank, N.A., and various financial institution defendants) was voluntarily dismissed with prejudice by the plaintiffs. The case had been brought by purchasers of electricity from Enron.

On December 14, 2005, Aksamit, et al. v. UBS PaineWebber, et al., a state court action (subsequently coordinated with Newby) naming CGM and various other financial institutions as defendants, was voluntarily dismissed with prejudice by the plaintiff. The case had been brought on behalf of CGM clients who had purchased Enron securities at various times up until the filing of Enron’s bankruptcy, in reliance on CGM and other analyst reports concerning Enron.

On September 29, 2006, CGM (along with Citigroup and a third-party defendant) filed a partial motion to dismiss in Vanguard Balanced Index Fund, et al. v. Citigroup, et al. The action was filed in Pennsylvania state court in 2003 by certain investment funds, and asserts claims under state securities and common law, arising out of plaintiffs’ purchase of certain Enron-related securities. Vanguard filed opposition papers on November 14, 2006, and the defendants filed their reply on December 1, 2006. The case had been coordinated with Newby until Judge Harmon’s decision on class certification.

On January 2, 2007, Judge Harmon entered final judgment terminating Ravenswood I, L.L.C., et al. v. Citigroup, Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state statutory and common law claims, had been filed in federal court in Texas on behalf of successors in interest to certain Enron securities owned by Prudential, and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 18, 2007, Judge Harmon dismissed American National Insurance Co., et al. v. Citigroup Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state securities and common law claims, had been filed in Texas state court and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 23, 2007, Judge Harmon granted plaintiffs’ motion for leave to amend the complaint in Silvercreek Management Inc. v. Salomon Smith Barney, Inc., a federal securities law and fraud action against CGM (and other defendants) on behalf of several funds that allegedly sustained losses arising out of their investments in Enron securities. The case had been coordinated with Newby until Judge Harmon’s decision on class certification, and is currently stayed (along with other actions that implicate the scope of liability of secondary actors under Section 10(b)of the 1934 Act) in light of the Fifth Circuit’s reversal of Judge Harmon’s class certification decision.

On January 25, 2007, Judge Harmon entered final judgment terminating Public Employees Retirement Systems of Ohio v. Fastow, et al. in light of a settlement between plaintiffs and certain financial institution defendants (including CGM). The action, asserting state securities and common law fraud claims, had been filed in Ohio state court on behalf of four Ohio pension funds that purchased Enron securities, and was subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On August 15, 2007, CGM (along with other Citigroup entities and various other financial institutions) filed motions to dismiss Connecticut Resources Recovery Authority v. Lay, et al., an action sounding in fraud and breach of fiduciary duty, and arising out of an Enron transaction with a Connecticut state agency. The case had been coordinated with Newby until Judge Harmon’s decision on class certification. Plaintiff filed its opposition on November 9, 2007; Citigroup partially joined a reply submitted by other financial institutions on January 30, 2008, and Citigroup’s individual reply was due on February 29, 2008.

On December 27, 2007, plaintiff moved for leave to amend its complaint in Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al. The case, originally filed in Washington federal court in 2004, arises out of alleged losses caused by Enron’s electricity overcharges to a public utility. It alleges three causes of action sounding in tort against CGM (along with various Citigroup entities and other financial institutions). The action had been coordinated with Newby until Judge Harmon’s decision on class certification. CGM and other defendants filed an opposition on January 28, 2008.

On January 28, 2008, the Fifth Circuit heard oral argument on plaintiffs’ appeal against Judge Harmon’s dismissal of various third-party petitions filed by certain Enron outside directors and Arthur Andersen against CGM (and various other financial institution defendants). The petitions, collectively referred to as the Fleming Cases, assert fraud and negligence claims; they were filed in Texas state court and subsequently coordinated with Newby.

CGM (along with Citigroup, Citibank N.A., and various J.P. Morgan Chase-entities) has been named in multiple actions brought by certain bank participants in, as well as ‘‘vulture funds’’ who purchased certain banks’ interests in, two revolving Enron credit facilities and a syndicated letter of credit facility. The cases, Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., and DK Acquisition, et al. v. J.P. Morgan Chase, et al., had been coordinated with Newby until Judge Harmon’s decision on class certification. The actions were conditionally transferred to the Southern District of New York on December 10, 2007, and were assigned to Judge Rakoff on February 4, 2008. Defendants filed partial summary judgment motions in all three cases on December 6, 2007. A fourth action, Bayerische Landesbank, et al. v. J.P. Morgan Chase Bank, et al., brought by certain bank participants in the Enron facilities and subsequently coordinated with Newby, was settled on July 31, 2007, and the district court approved the settlement on August 22, 2007. The amount paid in settlement was covered by existing Citigroup litigation reserves.

On March 26, 2008, Citigroup Inc. issued a press release announcing that it has reached settlement agreements resolving the two largest remaining claims against Citigroup arising out of the collapse of Enron in 2001. Both settlements are fully covered by Citigroup’s existing litigation reserves.

Under the terms of one of the settlement agreements, Citigroup will pay $1.66 billion to Enron and withdraw certain claims in the Enron bankruptcy proceeding. Enron will release all of its claims against Citigroup and certain other parties. Enron will also allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’). Citigroup reached a separate settlement agreement resolving all disputes with the holders of the CLNs, including a suit against Citigroup pending in the Federal District Court in Houston.

The settlements provide that Citigroup denies any wrongdoing and has agreed to the settlements solely to eliminate the uncertainties, burden and expense of further protracted litigation. The Enron settlement agreements must be approved by the bankruptcy court.

RESEARCH

On December 23, 2003, Citigroup and CGM moved to dismiss several consolidated putative class actions alleging violations of Sections 10 and 20 of the Securities Act of 1934, as amended, for purportedly issuing research reports without a reasonable basis in fact and allegedly failing to disclose conflicts of interest with companies in connection with CGM’s published investment research regarding AT&T Corp., Winstar Communications, Inc., Rhythms NetConnections, Inc., Level 3 Communications, Inc., XO Communications, Inc. and Williams Communications Group, Inc. On December 30, 2003, Citigroup and CGM filed a motion to dismiss similar claims in connection with CGM’s published investment research regarding Metromedia Fiber Network, Inc. (‘‘MFN’’).

On January 30, 2004, plaintiffs in the Rhythm NetConnections, Inc. action voluntarily dismissed their complaint with prejudice. In December 2004, Judge Lynch granted in part and denied in part Citigroup’s motions to dismiss the Level 3, XO and Williams Actions. Specifically, he dismissed claims arising out of research published before April 18, 2001, all claims related to Level 3 and XO bondholders, and all claims in the Williams Action on behalf of Guided Portfolio Management accountholders. He denied in part Citigroup’s motion to dismiss the AT&T litigation, although he dismissed claims related to AT&T Wireless, AT&T’s wireless affiliate, in their entirety.

Winstar:    On January 5, 2005, the Court dismissed the Winstar action in its entirety with prejudice. Plaintiffs have moved for reconsideration, which motion has been denied. The dismissal with prejudice of the Winstar class action is now final.

Metromedia Fiber Networks:    On January 6, 2005, the Court granted in part and denied in part the Citigroup-Related Defendants’ motion to dismiss the claims against it in the MFN action. On June 20, 2006, the Court granted plaintiffs’ motion for class certification. On October 6, 2006, the United States Court of Appeals for the Second Circuit accepted an appeal of the class certification order, which appeal was argued on January 30, 2008, and remains pending. Fact discovery has concluded, and expert discovery has been stayed, by agreement of the parties, pending resolution of the appeal.

AT&T, Level 3 Communications, XO Communications and Williams Communications Group:    On January 25, 2005, the Citigroup-Related Defendants renewed their motions to dismiss the remaining portions of the AT&T, XO, Level 3 and Williams cases in light of recent Second Circuit authority on loss causation. On February 24, 2005, the judge stayed all discovery in those cases during the pendency of the motion. On May 24, 2005, Citigroup and CGM reached agreements settling all claims in the Level 3 and XO actions for $10.25 million and $9.125 million respectively; on June 8, 2005, the parties reached an agreement to settle all claims in Williams action for $12.5 million. Finally, on September 27, 2005, the Citigroup-Related Defendants agreed to settle all claims in the AT&T action for $74.75 million. The AT&T settlement was finally approved on August 17, 2006. The XO, Level 3 and Williams settlements were finally approved on September 29, 2006. All of the settlements are final and no longer subject to appeal. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

Focal Communications Corp.:    On July 28, 2004, a putative class action by purchasers of Focal Communications Corporation common stock was filed in the United States District Court for the Southern District of New York, asserting claims under Section 10 and Section 20 of the Securities Exchange Act of 1934 against Citigroup, CGM and Jack Grubman. On March 15, 2005, the plaintiffs in the Focal action filed a consolidated amended class action complaint; we have moved to dismiss the complaint, and that motion to dismiss was fully briefed on August 10, 2005. The parties have reached an agreement to settle all claims in the Focal class action for $14 million. The settlement was finally approved on March 23, 2007, and is no longer subject to appeal. The amounts paid in settlement of this action were covered by existing Citigroup litigation reserves.

Customer Class Actions:    In addition, four putative class actions were filed against Citigroup and certain of its affiliates, including CGM, and certain of their current and former directors, officers and employees, along with other parties, on behalf of persons who maintained accounts with CGM. These actions assert, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions. These four cases were Norman v. Salomon Smith Barney, Inc., Rowinski v. Salomon Smith Barney, Inc., Politzer v. Salomon Smith Barney, Inc. and Disher, et al. v. Citigroup Global Markets, Inc. In Norman, the judge denied our motion to dismiss, class certification was briefed by the parties, and the action was subsequently settled for $50 million, an amount covered by existing litigation reserves. The settlement was finally approved on May 18, 2006, and is no longer subject to appellate review. In Rowinski, the judge granted our motion to dismiss. The plaintiff appealed to the Court of Appeals for the Third Circuit, which affirmed the decision. The Politzer case was dismissed by the judge — a decision that was affirmed by the Ninth Circuit Court of Appeals, and that the United States Supreme Court declined to review.

In Disher, the Seventh Circuit Court of Appeals reversed the district court’s decision to remand the case to state court, and directed the district court to dismiss the case as preempted. The United States Supreme Court vacated the Seventh Circuit’s decision, and remanded the case to the Seventh Circuit in light of the Supreme Court’s decision in Kircher v. Putnam Funds Trust. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court. On May 3, 2007, the District Court remanded the action to Illinois state court, and on June 13, 2007, Citigroup moved in state court to dismiss the action. That motion remains pending.

WORLDCOM

On May 10, 2004, the Company, through its parent, Citigroup, announced that it had agreed to settle all claims against it in In Re WorldCom, Inc. Securities Litigation, a class action brought on behalf of certain investors in WorldCom Securities. Under the terms of the settlement, Citigroup will make a payment of $2.575 billion to the settlement class. Citigroup reached this settlement agreement without admitting any wrongdoing or liability, and the agreement reflects that Citigroup denies that it or its subsidiaries committed any act or omission giving rise to any liability and/or violation of the law. On November 7, 2004, the United States District Court for the Southern District of New York approved the class settlement. The settlement became final in March 2006 and settlement funds have been released to the plaintiffs.

Pursuant to an order dated May 28, 2003, more than 110 individual actions asserting claims against Citigroup and/or CGM based on its research and/or underwriting of WorldCom securities have been consolidated with In re WorldCom, Inc. Securities Litigation. The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs’ motions to remand to state court a large group of these WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit’s ruling, which was denied.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. As of December 31, 2007, one WorldCom individual action remains pending, in Texas state court. The balance of the individual actions have been settled or dismissed by court order. The settlements of those actions, some of which are discussed below, are covered by existing litigation reserves. Plaintiffs have appealed the dismissal of one of those actions, which appeal has been fully briefed in the United States Court of Appeals for the Second Circuit.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM’s research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action, and the appeal has been dismissed.

On September 30, 2004, Citigroup and CGM, along with a number of other defendants, settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase, et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. On June 22, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in Public Employees’ Retirement System of Ohio v. Ebbers, et al. Citigroup’s share of the settlement was $40 million. On August 5, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in one of these actions, New York City Employees’ Retirement System v. Ebbers, et al., Citigroup’s share of the settlement was $35.557 million. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On October 27, 2005, Citigroup and CGM, along with all other defendants, including financial institution defendants, entered into a settlement agreement resolving all claims against the Citigroup-related defendants in 32 individual actions filed on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement, all of which were brought by Lerach, Coughlin, Stoia, Geller, Rudman & Robbins LLP. Plaintiffs in these actions asserted claims under federal and state law in connection with the Citigroup-related defendants’ research coverage and underwriting of WorldCom securities. Citigroup’s share of the settlement was $249.9 million. The amount paid in settlement of these actions was covered by existing Citigroup litigation reserves.

A FINRA (formerly NASD) arbitration hearing was held in Sturm, et al. v. Citigroup, et al., from September 12 through October 3, 2005. Claimants alleged research analyst conflicts of interest related to

SSB research coverage of WorldCom, and brought common law claims, including fraud claims, against Citigroup and CGM. Claimants sought $901 million in compensatory damages, in addition to punitive damages. On November 28, 2005, the arbitration panel denied all of claimants’ claims in their entirety, with prejudice. On February 21, 2006, Claimants filed a motion to vacate the arbitration result. On April 14, 2006, the same Claimants filed another FINRA arbitration proceeding arising out of their investments in Level 3 Communications, Inc. On September 20, 2006, the Citigroup-related Respondents executed an agreement with the Sturms to settle all outstanding matters.

In addition to the court suits, actions asserting claims against CGM relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in In Re TARGETS Securities Litigation, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities (‘‘TARGETS’’) with respect to the common stock of MCI WorldCom, Inc. after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005, and finally approved on April 22, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

Global Crossing

On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (In re Global Crossing Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMHI and certain executive officers and current and former employees. The putative class action complaint asserts claims against these Citigroup defendants under (i) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 14(a) of the Securities Exchange Act of 1934, as amended and Rule 14A-9A promulgated thereunder, in connection with certain offerings in which CGM served as underwriter and in connection with certain transactions in which CGM issued fairness opinions, and (ii) Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder, alleging that they disseminated misleading research reports concerning Global Crossing and Asia Global Crossing. The Citigroup-related defendants have moved to dismiss these claims. Judge Lynch largely denied the motion to dismiss the Section 11 claims against the underwriters.

In March 2005, while the motion to dismiss was pending, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims, and including claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The Court granted preliminary approval of the settlement on March 8, 2005, and on July 8, 2005, granted final approval and rejected all objections to the settlement.

Citigroup has also been named as a defendant in two proceedings brought by the Global Crossing Estate Representative on or about January 27, 2004 in the United States Bankruptcy Court for the Southern District of New York. First the Estate Representative filed an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM’s research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings. The Citigroup-Related Defendants moved to dismiss the former action on June 26, 2004, and settled it on September 12, 2005 for $27.5 million. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves. The Estate Representative also filed an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the latter on May 28, 2004, which motion is still pending.

Adelphia Communications Corporation

On July 6, 2003, the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation filed an adversary proceeding against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc. and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the two committees. Those motions were decided by the bankruptcy court, and were granted in part and denied in part. The bankruptcy court’s ruling was, in part, reviewed by the district court. The Adelphia Recovery Trust, which has replaced the committees as the plaintiff in the action, has filed an amended complaint on behalf of the Adelphia Estate, consolidating the two prior complaints; motions to dismiss the amended complaint and answers have been filed.

In addition, CGM was among the underwriters named in civil actions brought by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Following settlements of the class action (which is pending appeal) and other individual actions, two cases remain outstanding. The Second Circuit is considering whether the plaintiff in one has proper standing to sue. In September 2007, motions to dismiss in the other case were granted in part and denied in part.

IPO Allocation Cases

On November 3, 2003, the United States District Court for the Southern District of New York granted CGM’s motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. Plaintiffs appealed that decision to the Court of Appeals for the Second Circuit. On September 28, 2005, the Court of Appeals vacated the district court’s order dismissing these actions and remanded for further proceedings. On December 7, 2006, the United States Supreme Court granted ceriorari review of the Second Circuit’s opinion. On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

In the securities cases, which are pending before Judge Scheindlin of the Southern District, plaintiffs seek damages against numerous underwriters for alleged violations of the Securities and Exchange Acts of 1933 and 1934 in connection with more than 300 initial public offerings. Plaintiffs allege that the underwriters had a practice to allocate shares in IPOs only to those persons or entities that agreed to purchase shares in the aftermarket at increasing prices, which, they claim, led to inflated secondary market pricing. They further make allegations about analyst conflicts of interest and allege that, because of the aforementioned practice, the underwriters received compensation that was not disclosed in the relevant offering memoranda. Judge Scheindlin recently certified a class and discovery on the merits is ongoing. On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order agreeing to review the district court’s order granting plaintiffs’ motion for class certification. On December 5, 2006, the Second Circuit reversed Judge Scheindlin’s class certification order. The plaintiffs filed a petition for rehearing in January 2007. On April 6, 2007, the Second Circuit panel that reversed the district court’s class certification decision denied plaintiff’s petition for rehearing, and on May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases. Defendants moved to dismiss the amended pleadings in November 2007 and filed an opposition to the new motion for class certification in December 2007.

Mutual Funds

CGM has been named in several class actions and derivative litigations pending in various Federal District Courts arising out of alleged violations of the federal securities laws, including the Investment

Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the ‘‘MDL action’’), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citi moved to dismiss the claims and the motion was granted. An appeal is pending and will be fully briefed by April 15, 2008. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (and we expect that additional actions will be dismissed on similar grounds).

In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

Subprime-Mortgage-Related Litigation

Citigroup, along with numerous others, has also been named as a defendant in several lawsuits by shareholders of entities that originated subprime mortgages, and for which CGM underwrote securities offerings. These actions assert that CGM violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Specifically, CGM has been named as a defendant in (i) two putative class action lawsuits brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York; and (ii) three putative class action lawsuits brought by shareholders of Countrywide Financial Corp. and its affiliates, pending in the United States District Court for the Central District of California. Citigroup has not yet responded to the complaints in these actions. A motion to remand to California state court has been filed in one of the Countrywide-related actions.

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

(b)    Holders. The number of holders of Redeemable Units as of December 31, 2007, was 801.

(c)    Dividends. The Partnership did not declare a distribution in 2007 or 2006.

(d)    Use of Proceeds. There were no additional sales of Redeemable Units for the twelve months ended December 31, 2007, 2006 and 2005.

(e)    Securities Authorized for Issuance Under Equity Compensation Plans.    None.

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and total assets at December 31, 2007, 2006, 2005, 2004 and 2003 were as follows:

	2007	2006	2005	2004	2003
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage commissions (including clearing fees) of $3,960,395, $4,740,069, $5,383,149, $4,721,137 and $6,760,951, respectively	$27,234,329	$61,630,927	$170,933,637	$55,011,111	$(45,814,699)
Interest income allocated from Master	6,743,998	9,819,323	5,081,028	1,393,628	1,151,191
	$33,978,327	$71,450,250	$176,014,665	$56,404,739	$(44,663,508)
Net income (loss) before allocation to Special Limited Partner	$28,681,741	$65,331,807	$170,951,340	$53,540,506	$(47,512,039)
Allocation to Special Limited Partner	4,492,189	11,102,497	33,174,063	2,333,604	—
Net income (loss) available for pro rata distribution	$24,189,552	$54,229,310	$137,777,277	$51,206,902	$(47,512,039)
Increase (decrease) in Net Asset Value per Unit	$655.84	$1,064.98	$2,545.62	$885.09	$(680.90)
Total assets	$242,063,671	$259,688,401	$309,054,933	$157,137,085	$121,366,913

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

The General Partner/Managing Member manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership has invested these assets in the Master. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of trading activity and reporting to Limited Partners and regulatory authorities. In selecting the Advisor for the Partnership/Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

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

The performance for the years ended December 31, 2007 and 2006 is discussed in (c) Results of Operations.

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

No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of a month on 10 business days notice to the General Partner. For the year ended December 31, 2007, 5,293.7553 Redeemable Units were redeemed totaling $35,330,949 and 1,514.3085 Units of Special Limited Partnership Interest totaling $10,537,346 were redeemed. For the year ended December 31, 2006, 11,922.8081 Redeemable Units were redeemed totaling $75,400,663 and 1,467.0888 Units of Special Limited Partnership Interest totaling $9,100,000 were redeemed. For the year ended December 31, 2005, 3,737.6251 Redeemable Units were redeemed totaling $16,379,959 and 6,455.2592 Units of Special Limited Partnership Interest totaling $33,962,933 were redeemed.

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the ‘‘Securities Act’’).

(c)    Results of Operations.

For the year ended December 31, 2007 the Net Asset Value per Redeemable Unit increased 10.2% from $6,403.37 to $7,059.21. For the year ended December 31, 2006 the Net Asset Value per Redeemable Unit increased 19.9% from $5,338.39 to $6,403.37. For the year ended December 31, 2005 the Net Asset Value per Redeemable Unit increased 91.2% from $2,792.77 to $5,338.39.

The Partnership, for its own account, through its investment in the Master, experienced a net trading gain of $31,194,724 before commissions and expenses for the year ended December 31, 2007. Gains were primarily attributable to the trading of NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, NYMEX Unleaded Gas, NYMEX Energy Swaps, IPE Freight Index, IPE Gas Oil and OTC Energy Swaps and were partially offset by losses in IPE Brent Crude Oil, NYMEX Crude Oil and Corn.

The Partnership posted gains for the year 2007 as profits accumulated from fundamental trading in natural gas and petroleum products more than offset small losses realized in trading crude oil and some spread positions. In crude oil, prices continued the long-term upward trend independent of the underlying fundamentals. Losses in trading crude oil contracts were realized primarily in the first quarter as prices fell due to exceptionally mild winter weather across most major U.S. population centers. Trading in natural gas and gasoline markets were profitable throughout the year as these markets were mostly influenced by market forces and less on geopolitical events. In natural gas, the Partnership benefited from the short natural gas positions as a fairly mild start to the summer and higher than expected storage injection rates caused prices to fall.

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

The year of 2005 started with continued pressure on crude oil prices with a carry-over to natural gas as the price of a barrel rose over 30% to a high of $57 a barrel and natural gas rose 25%. The first quarter was the Partnership’s most profitable quarter and the one driven by historical price relationships where the advisor’s trading strategies were particularly effective.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Master is subject to increased risks with respect to their trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

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

The General Partner believes that the accounting policies that are most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Master’s positions. The majority of the Master’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Swap contracts generally will be valued by reference to published settlement prices or dealers’ quotes in related markets or other measures of fair value deemed appropriate by the General Partner. The General Partner expects that under normal circumstances substantially all of the Partnership’s assets will be valued by objective measures and without difficulty.

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

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses.

(f) Recent Accounting Pronouncement.

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

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

The Master’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2007 and 2006, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2007, the Master’s total capitalization was $999,453,536.

December 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$88,573,625	8.86%	$169,737,673	$65,718,285	$84,130,315
Energy Swaps	1,620,046	0.16%	4,720,046	1,620,046	4,203,379
Grains	194,727	0.02%	800,333	175,124	361,975
Total	$90,388,398	9.04%

*   Annual average of month-end Values at Risk

As of December 31, 2006, the Master’s total capitalization was $993,359,899.

December 31, 2006

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$119,929,115	12.07%	$167,028,944	$47,719,068	$90,086,233
Energy Swaps	4,720,046	0.48%	4,720,046	4,130,046	4,326,713
Grains	689,280	0.07%	779,748	131,572	532,456
Total	$125,338,441	12.62%

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

The following were the primary trading risk exposures of the Master as of December 31, 2007 by market sector.

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

Item 8.    Financial Statements and Supplementary Data.

SMITH BARNEY AAA ENERGY FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-2
Management’s Report on Internal Control over Financial Reporting	F-3
Reports of Independent Registered Public Accounting Firm	F-4 – F-5
Financial Statements:
Statements of Financial Condition at December 31, 2007 and 2006	F-6
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005	F-7
Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005	F-8
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-9
Notes to Financial Statements	F-10 – F-14
Selected Unaudited Quarterly Financial Data	F-15
Financial Statements of the SB AAA Master Fund LLC
Oath or Affirmation	F-16
Report of Independent Registered Public Accounting Firm	F-17
Statements of Financial Condition at December 31, 2007 and 2006.	F-18
Schedules of Investments at December 31, 2007 and 2006	F-19 – F-20
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005	F-21
Statements of Changes in Members’ Capital for the years ended December 31, 2007, 2006 and 2005	F-22
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-23
Notes to Financial Statements	F-24 – F-28
Selected Unaudited Quarterly Financial Data	F-29

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report includes an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Although management’s report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit a company to provide only management’s report in this annual report, management elected to have its internal control over financial reporting audited.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, the Partnership’s independent registered public accounting firm, as stated in their report appearing on the following page.

Report of Independent Registered Public Accounting Firm

The Partners
Salomon Smith Barney AAA Energy Fund L.P.:

We have audited Salomon Smith Barney AAA Energy Fund L.P.’s (the ‘‘Partnership’’) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Salomon Smith Barney AAA Energy Fund L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of the Partnership as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 24, 2008 expressed an unqualified opinion on those financial statements.

New York, New York
March 24, 2008

Report of Independent Registered Public Accounting Firm

The Partners
Smith Barney AAA Energy Fund L.P.:

We have audited the accompanying statements of financial condition of Smith Barney AAA Energy Fund L.P. (the ‘‘Partnership’’), as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney AAA Energy Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2008 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

New York, New York
March 24, 2008

Smith Barney AAA Energy Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Investment in Master, at fair value	$241,670,802	$259,657,416
Cash	63,818	30,985
Distribution receivable	329,051	—
	$242,063,671	$259,688,401
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$834,962	$929,577
Management fees (Note 3b)	401,891	431,197
Professional fees	72,415	28,738
Other	21,520	11,962
Redemptions payable (Note 5)	1,391,840	1,227,784
	2,722,628	2,629,258
Partners’ Capital (Notes 1 and 5):
General Partner, 830.6049 and 913.9790 Unit Equivalents outstanding in 2007 and 2006, respectively	5,863,414	5,852,546
Special Limited Partner, 55.6523 and 918.0774 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	392,861	5,878,789
Limited Partners, 33,018.5334 and 38,312.2887 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	233,084,768	245,327,808
	239,341,043	257,059,143
	$242,063,671	$259,688,401

See accompanying notes to financial statements.

Smith Barney AAA Energy Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income:
Net realized gains on closed positions allocated from Master	$34,823,784	$157,253,890	$32,244,456
Change in net unrealized gains (losses) on open positions allocated from Master	(3,629,060)	(90,882,894)	144,072,330
Interest income allocated from Master	6,743,998	9,819,323	5,081,028
Expenses allocated from Master	(933,591)	(1,129,950)	(5,383,149)
	37,005,131	75,060,369	176,014,665
Expenses:
Brokerage commissions (Note 3c)	3,026,804	3,610,119	—
Management fees (Note 3b)	5,033,763	5,986,521	4,877,188
Professional fees	187,541	109,734	155,166
Other	75,282	22,188	30,971
	8,323,390	9,728,562	5,063,325
Net income before allocation to Special Limited Partner	28,681,741	65,331,807	170,951,340
Allocation to Special Limited Partner (Note 3b)	(4,492,189)	(11,102,497)	(33,174,063)
Net income available for pro rata distribution	$24,189,552	$54,229,310	$137,777,277
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit Equivalents (Notes 1 and 6)	$655.84	$1,064.98	$2,545.62

See accompanying notes to financial statements.

Smith Barney AAA Energy Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007, 2006 and 2005

	Limited Partners	Special Limited Partner	General Partner	Total
Partners’ Capital at December 31, 2004	$150,733,414	$2,333,604	$2,552,533	$155,619,551
Redemption of 3,737.6251 Redeemable Units of Limited Partnership Interest	(16,379,959)	—	—	(16,379,959)
Redemption of 6,455.2592 Redeemable Units of Special Limited Partnership Interest	—	(33,962,933)	—	(33,962,933)
Allocation of net income for the year ended December 31, 2005:
Allocation of 6,214.2448 Redeemable Units of Limited Partnership Interest to the Special Limited Partner (Note 3b)	—	33,174,063	—	33,174,063
Net income available for pro rata distribution	133,821,305	1,629,329	2,326,643	137,777,277
Partners’ Capital at December 31, 2005	268,174,760	3,174,063	4,879,176	276,227,999
Redemption of 11,922.8081 Redeemable Units of Limited Partnership Interest	(75,400,663)	—	—	(75,400,663)
Redemption of 1,467.0888 Redeemable Units of Special Limited Partnership Interest	—	(9,100,000)	—	(9,100,000)
Allocation of net income for the year ended December 31, 2006:
Allocation of 1,790.5932 Redeemable Units of Limited Partnership Interest to the Special Limited Partner (Note 3b)	––	11,102,497	—	11,102,497
Net income available for pro rata distribution	52,553,711	702,229	973,370	54,229,310
Partners’ Capital at December 31, 2006	245,327,808	5,878,789	5,852,546	257,059,143
Redemption of 5,293.7553 Redeemable Units of Limited Partnership Interest	(35,330,949)	—	—	(35,330,949)
Redemption of 1,514.3085 Redeemable Units of Special Limited Partnership Interest	—	(10,537,346)	—	(10,537,346)
Redemption of 83.3741 Units of General Partner Equivalents	—	—	(531,546)	(531,546)
Allocation of net income for the year ended December 31, 2007:
Allocation of 651.8834 Redeemable Units of Limited Partnership Interest to the Special Limited Partner (Note 3b)	—	4,492,189	—	4,492,189
Net income available for pro rata distribution	23,087,909	559,229	542,414	24,189,552
Partners’ Capital at December 31, 2007	$233,084,768	$392,861	$5,863,414	$239,341,043

Net Asset Value Per Unit:

2005:	$5,338.39
2006:	$6,403.37
2007:	$7,059.21

See accompanying notes to financial statements.

Smith Barney AAA Energy Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income after allocation to Special Limited Partner	$24,189,552	$54,229,310	$137,777,277
Adjustments to reconcile net income after allocation to Special Limited Partner to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(6,040,620)	(42,335,266)	(2,333,604)
Proceeds from sale of investment in Master	60,703,314	156,968,201	21,426,255
Net unrealized appreciation on investment in Master	(37,005,131)	(65,301,391)	(170,993,183)
Accrued expenses:
Increase (decrease) in brokerage commissions	(94,615)	929,577	—
Increase (decrease) in management fees	(29,306)	(93,653)	258,794
Increase (decrease) in professional fees	43,677	(28,073)	(12,113)
Increase (decrease) in other	9,558	(2,159)	5,267
Net cash provided by (used in) operating activities	41,776,429	104,366,546	(13,871,307)
Cash flows from financing activities:
Allocation of Redeemable Units – Special Limited Partner	4,492,189	11,102,497	33,174,063
Payments for redemptions – General Partner	(531,546)	—	—
Payments for redemptions – Limited Partners	(35,166,893)	(106,404,031)	(15,322,508)
Payments for redemptions – Special Limited Partner	(10,537,346)	(9,100,000)	(3,962,932)
Net cash provided by (used in) financing activities	(41,743,596)	(104,401,534)	13,888,623
Net change in cash	32,833	(34,988)	17,316
Cash, at beginning of year	30,985	65,973	48,657
Cash, at end of year	$63,818	$30,985	$65,973
Non-cash Financing Activities:
Distribution receivable	$329,051	$—	$—

See accompanying notes to financial statements.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
December 31, 2007

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

On September 1, 2001, the Partnership allocated substantially all of its capital to the SB AAA Master Fund LLC, a New York Limited Liability Company (the ‘‘Master’’). The Partnership purchased 128,539.1485 Units of the Master with a fair value of $128,539,149 (including unrealized appreciation of $7,323,329). The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (the ‘‘Advisor’’) using the Energy Program — Futures and Swaps, the Advisor’s proprietary trading program, to invest together in one trading vehicle. In addition, the Advisor is a Special Limited Partner (as described below) of the Partnership. The General Partner and the Advisor believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master’s commodity broker is CGM and its managing member is CMF. The Master may trade commodity futures and options contracts of any kind, but trades solely energy, energy-related products and grains. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

The financial statements of the Master, including the Schedules of Investments, are included elsewhere in this report and should be read together with the Partnership’s financial statements.

At December 31, 2007 and 2006, the Partnership owned 24.2% and 26.1%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The General Partner and each Limited Partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner (as described in Note 3b), in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2018; the Net Asset Value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; the aggregate net assets of the Partnership decline to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
December 31, 2007

2.    Accounting Policies:

a.	The value of the Partnership’s investment in the Master reflects the Partnership’s proportional interest in the Members’ Capital of the Master at fair value. All of the unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Master are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net realized and unrealized gains (losses) on trading of commodity interests.

b.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States - 2004.

c.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 as of January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

d.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
December 31, 2007

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a management agreement with the Advisor (the ‘‘Management Agreement’’), a registered commodity trading advisor. The Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end net assets allocated by the Master. Month-end net assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

In addition the Advisor is a Special Limited Partner of the Partnership and receives a quarterly profit share allocation to its capital account in the Partnership equal to 20% of New Trading Profits, as defined in the Management Agreement, earned on behalf of the Partnership during each calendar quarter in the form of Special Limited Partner Units.

c.	Customer Agreement:

The Partnership entered into a Customer Agreement which provided that the Partnership pay CGM brokerage commissions at $18 per round turn for futures and swap transactions and $9 per side for options. The brokerage commissions were inclusive of applicable floor brokerage fees. In addition, the Partnership paid CGM National Futures Association (‘‘NFA’’) fees, exchange, clearing, user and give-up fees. All floor brokerage fees, exchange, clearing, user, give-up, and NFA fees are borne by the Master and allocated to the Partnership through its investment in the Master. In addition, the Partnership pays CGM brokerage commissions based on its proportional share of the Master’s trades. CGM will pay a portion of brokerage fees to its financial advisors who have sold Units in this Partnership. The Partnership’s assets not held at the Master are held in the Partnership’s account at CGM. The Partnership’s assets are deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. Cash margin requirements are maintained by the Master. CGM will pay the Partnership interest on 80% of the average daily equity allocated to the Partnership by the Master during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The customer agreement between CGM and the Master gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

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

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of limited partnership interest for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains*	$741.55	$1,198.31	$3,161.00
Interest income	179.39	214.93	94.07
Expenses and allocation to Special Limited Partner**	(265.10)	(348.26)	(709.45)
Increase for year	655.84	1,064.98	2,545.62
Net Asset Value per Redeemable Unit, beginning of year	6,403.37	5,338.39	2,792.77
Net Asset Value per Redeemable Unit, end of year	$7,059.21	$6,403.37	$5,338.39

*	Includes Partnership commissions and expense allocated from Master

**	Excludes Partnership commissions and expense allocated from Master and includes allocation to Special Limited Partner

	2007	2006	2005
Ratios to average net assets:
Net investment loss before allocation to Special Limited Partner ***	(1.0)%	(0.4)%	(2.5)%
Operating expenses	3.7%	3.8%	4.8%
Allocation to Special Limited Partner	1.8%	3.9%	15.2%
Total expenses and allocation to Special Limited Partner	5.5%	7.7%	20.0%
Total return:
Total return before allocation to Special Limited Partner	12.3%	25.1%	114.1%
Allocation to Special Limited Partner	(2.1)%	(5.2)%	(22.9)%
Total return after allocation to Special Limited Partner	10.2%	19.9%	91.2%

***	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

7.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
December 31, 2007

writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract. The Master’s swap contracts are OTC contracts.

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

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2007 and 2006 is summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$4,419,383	$7,117,449	$22,619,419	$(177,924)
Net income (loss)	$2,656,915	$4,945,312	$18,028,115	$(1,440,790)
Increase (decrease) in Net Asset Value per Unit	$79.61	$130.22	$473.95	$(27.94)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$13,142,899	$(26,546,718)	$16,890,009	$67,964,060
Net income (loss)	$9,894,947	$(21,915,212)	$12,711,287	$53,538,288
Increase (decrease) in Net Asset Value per Unit	$244.27	$(497.00)	$271.19	$1,046.52

To the Members of
SB AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC Managing Member, SB AAA Master Fund LLC
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Members
SB AAA Master Fund LLC:

We have audited the accompanying statements of financial condition of SB AAA Master Fund LLC (the ‘‘Company’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in members’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB AAA Master Fund LLC as of December 31, 2007 and 2006, and the results of its operations, changes in members’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

SB AAA Master Fund LLC
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $1,620,046 and $56,785,893, respectively)	$710,357,437	$804,915,355
Net unrealized appreciation on open futures positions	—	61,090,392
Unrealized appreciation on open swaps contracts	92,444,714	76,254,264
Commodity options owned, at fair value (cost $359,627,764 and $232,233,555, respectively)	349,972,959	183,062,505
	1,152,775,110	1,125,322,516
Due from brokers	5,911,586	12,531,328
Interest receivable	1,444,226	2,855,447
	$1,160,130,922	$1,140,709,291

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$42,694,277	$—
Unrealized depreciation on open swap contracts	15,443,679	30,027,854
Commodity options written, at fair value (premium $163,294,959 and $155,302,445, respectively)	91,112,724	101,015,772
Accrued expenses:
Professional fees	94,011	55,659
Due to brokers	5,772,030	13,415,760
Distribution payable	1,438,406	2,834,347
Redemptions payable	4,122,259	—
	160,677,386	147,349,392
Members’ Capital:
Members’ Capital, 184,668.8591 and 207,146.0645 Units outstanding in 2007 and 2006, respectively	999,453,536	993,359,899
	$1,160,130,922	$1,140,709,291

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Schedule of Investments
December 31, 2007

	Number of Contracts	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Energy		$162,833,367	16.29%
Futures Contracts Sold
Energy
IPE Brent Crude Oil Feb 08 - Dec 10	6,602	(77,608,996)	(7.76)
Other		(126,738,498)	(12.68)
Grains		(1,180,150)	(0.12)
Total Futures Contracts Sold		(205,527,644)	(20.56)

Options Owned
Energy
NYMEX Crude Oil Mar 08 - Dec 11	6,694	62,612,920	6.27
NYMEX Natural Gas Feb 08 - Oct 12	27,108	218,208,060	21.83
Other		66,409,454	6.65
Grains		2,742,525	0.27
Total Options Owned		349,972,959	35.02

Options Written
Energy		(91,112,724)	(9.12)

Unrealized Appreciation on Swap Contracts
Energy		92,444,714	9.25

Unrealized Depreciation on Swap Contracts
Energy		(15,443,679)	(1.55)
Total fair value		$293,166,993	29.33%

See accompanying notes to financial statements.

SB AAA Master Fund LLC
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

SB AAA Master Fund LLC
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed positions	$139,780,388	$529,546,800	$75,334,314
Change in net unrealized gains (losses) on open positions	(15,598,237)	(305,074,936)	366,489,747
	124,182,151	224,471,864	441,824,061
Interest income	27,854,202	35,497,663	13,332,089
	152,036,353	259,969,527	455,156,150

Expenses:
Brokerage commissions including clearing fees of $2,300,033, $2,167,827 and $1,569,668, respectively	3,197,637	3,594,424	13,333,992
Professional fees	508,210	366,093	107,937
	3,705,847	3,960,517	13,441,929
Net income	$148,330,506	$256,009,010	$441,714,221
Net income per Unit of Member Interest (Notes 1 and 6)	$756.40	$1,088.38	$2,112.50

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Changes in Members’ Capital
for the years ended December 31, 2007, 2006 and 2005

Members’ Capital
Members’ Capital at December 31, 2004	$336,495,535
Net income	441,714,221
Sale of 99,379.4923 Units of Member Interest	288,276,627
Redemption of 37,958.4570 Units of Member Interest	(99,220,693)
Distribution of interest income to feeder funds	(13,183,538)
Members’ Capital at December 31, 2005	954,082,152
Net income	256,009,010
Sale of 58,368.3423 Units of Member Interest	249,113,429
Redemption of 98,007.5492 Units of Member Interest	(430,561,037)
Distribution of interest income to feeder funds	(35,283,655)
Members’ Capital at December 31, 2006	993,359,899
Net income	148,330,506
Sale of 28,091.0093 Units of Member Interest	140,284,151
Redemption of 50,568.2147 Units of Member Interest	(254,888,582)
Distribution of interest income to feeder funds	(27,632,438)
Members’ Capital at December 31, 2007	$999,453,536

Net Asset Value per Unit:

2005:	$3,866.04
2006:	$4,795.46
2007:	$5,412.14

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$148,330,506	$256,009,010	$441,714,221
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	55,165,847	(52,655,847)	25,197,229
(Increase) decrease in net unrealized appreciation on open futures positions	61,090,392	199,458,003	(227,521,327)
(Increase) decrease in unrealized appreciation on open swaps contracts	(16,190,450)	117,437,914	(100,085,449)
(Increase) decrease in commodity options owned at fair value	(166,910,454)	41,989,570	(174,034,309)
(Increase) decrease in due from brokers	6,619,742	1,779,638	(11,885,831)
(Increase) decrease in interest receivable	1,411,221	(1,041,715)	(1,353,897)
Increase (decrease) in net unrealized depreciation on open futures positions	42,694,277	—	—
Increase (decrease) in unrealized depreciation on open swap contracts	(14,584,175)	(135,237,471)	75,606,031
Increase (decrease) in commodity options written, at fair value	(9,903,048)	(13,843,276)	62,505,653
Accrued expenses:
Increase (decrease) in brokerage commissions	—	(3,198,816)	1,536,225
Increase (decrease) in professional fees	38,352	(87,609)	141,268
Increase (decrease) in due to brokers	(7,643,730)	(532,784)	11,194,934
Increase (decrease) in due to CGM	—	—	(22,978)
Net cash provided by (used in) operating activities	100,118,480	410,076,617	102,991,770
Cash flows from financing activities:
Proceeds from additions	140,284,151	249,113,429	288,276,627
Payments for redemptions	(250,766,323)	(430,561,037)	(99,220,693)
Distribution of interest income to feeder funds	(29,028,379)	(34,248,261)	(11,838,172)
Net cash used in financing activities	(139,510,551)	(215,695,869)	177,217,762
Net change in unrestricted cash	(39,392,071)	194,380,748	280,209,532
Unrestricted cash, at beginning of year	748,129,462	553,748,714	273,539,182
Unrestricted cash, at end of year	$708,737,391	$748,129,462	$553,748,714
Non cash in financing activities:
Redemption	$4,122,259	$—	$—

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Notes to Financial Statements
December 31, 2007

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

On September 1, 2001 (date Master commenced trading), Smith Barney AAA Energy Fund L.P. (‘‘AAA’’) allocated substantially all of its capital and Salomon Smith Barney Orion Futures Fund L.P. (‘‘Orion’’) allocated a portion of its capital to the Master. The partnerships purchased 133,712.5867 Units of the Master with a fair value of $133,712,587 (including unrealized appreciation of $7,755,035). On July 1, 2002, Salomon Smith Barney AAA Energy Fund L.P. II (‘‘AAA II’’) allocated substantially all of its capital to the Master and purchased 64,945.0387 Units with a fair value of $94,925,000. On November 1, 2003, Pinnacle Natural Resources, L.P. (‘‘Pinnacle’’) allocated a portion of its capital to the Master and purchased 1,104.9839 Units with a fair value of $1,500,000. On October 1, 2005, Citigroup Diversified Futures Fund L.P. (‘‘Citi Div’’) allocated a portion of its capital to the Master and purchased 13,956.1190 Units with a fair value of $50,000,000. On July 1, 2005, CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) allocated a portion of its capital to the Master and purchased 2,386.2338 Units with a fair value of $7,000,000. On November 1, 2005, a private investor (‘‘Private Investor’’) purchased 1,196.6879 Units with a fair value of $4,000,000. On February 28, 2006, Pinnacle redeemed its entire investment in the Master. This redemption amounted to 2,662.7928 units with a fair value of $11,982,967. On June 1, 2006, Legion Strategies LLC (‘‘Legion LLC’’) allocated a portion of its capital to the Master and purchased 827.0580 Units with a fair value of $4,000,000. On June 30, 2006, a Private investor redeemed its entire investment in the Master. This redemption amounted to 951.9315 units with a fair value of $4,795,926. On July 1, 2006, Legion Strategies, LTD (‘‘Legion LTD’’) allocated a portion of its capital to the Master and purchased 793.9501 Units with a fair value of $4,000,000. On October 1, 2006, Citigroup Energy Advisors Portfolio L.P. (‘‘Energy Advisors’’) allocated all portion of its capital to the Master and purchased 723.8213 Units with a fair value of $3,315,000. On March 1, 2007, Citigroup Global Futures LTD. (‘‘Global Futures’’) allocated all of its capital to the Master and purchased 344.5961 Units with a fair value of $1,614,644. On December 31, 2007, Legion LLC redeemed its entire investment in the Master. This redemption amounted to 761.6691 units with a fair value of $4,129,086, which includes interest income of $6,187 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd (successor to AAA Capital Management, Inc.) (the ‘‘Advisor’’) using the Energy Program—Futures and Swaps, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of AAA, AAA II, CitiDiv, CMF Institutional, Energy Advisors, Global Futures, Legion LTD and Orion (each a ‘‘Member’’, collectively the ‘‘Funds’’) owned 24.2% 45.6%, 9.2%, 1.7%, 1.1%, 0.9%, 0.8% and 16.5% investments in the Master at December 31, 2007, respectively. AAA, AAA II, Citi Div, CMF Institutional, Energy Advisors, Legion LLC, Legion LTD and Orion owned 26.1%, 51.1%, 8.6%, 1.1%, 0.4%, 0.4%, 0.7%, and 11.6% investments in the Master at December 31, 2006, respectively.

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

SB AAA Master Fund LLC
Notes to Financial Statements
December 31, 2007

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the Managing Member for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	The Master may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily.

c.	All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

d.	Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

e.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 as of January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

SB AAA Master Fund LLC
Notes to Financial Statements
December 31, 2007

f.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.	Agreements:

a.	Managing Member Agreement:

The Managing Member administers the business affairs of the Master.

b.	Management Agreement:

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All floor brokerage, exchange, clearing, user, give-up and National Futures Association fees are borne by the Master consistent with contractual agreements. All other fees (management fees, administrative fees, incentive fees, brokerage commissions and offering costs) shall be borne by the Funds. All of the Master’s cash is deposited by CGM in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements was $1,620,046 and $56,785,893, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party. All commissions in connection with the Customer Agreement shall be borne by the Funds.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2007 and 2006 based on a monthly calculation, were $276,061,299 and $206,505,875, respectively. The fair values of these commodity interests, including options thereon, if applicable, at December 31, 2007 and 2006 were $293,166,993 and $189,363,535, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the Managing Member and at such time as the Managing Member may decide. A member may require the Master to redeem their Units at their Net Asset Value of Member Interest as of the end of any day. The Managing Member, at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged to members in connection with redemptions.

SB AAA Master Fund LLC
Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Unit of Member Interest for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains*	$618.16	$930.06	$2,051.93
Interest income	140.84	159.95	62.49
Expenses**	(2.60)	(1.63)	(1.92)
Increase for year	756.40	1,088.38	2,112.50
Distribution of interest income to feeder funds	(139.72)	(158.96)	(61.78)
Net Asset Value per Unit of Member Interest, beginning of year	4,795.46	3,866.04	1,815.32
Net Asset Value per Unit of Member Interest, end of year	$5,412.14	$4,795.46	$3,866.04
*	Includes brokerage commissions
**	Excludes brokerage commissions

Ratio to average net assets:
Net investment income (loss)***	2.4%	3.0%	(0.0	)%****
Operating expenses	0.4%	0.4%	2.3%
Total return	15.8%	28.2%	116.4%
***	Interest income less total expenses
****	Due to rounding

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in

SB AAA Master Fund LLC
Notes to Financial Statements
December 31, 2007

the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master has concentration risk because a significant counterparty or broker with respect to the Master’s assets is CGM. As of December 31, 2007, the counterparties to the Master’s swap contracts were Citibank, N.A., which is affiliated with the Master, Morgan Stanley Capital Group Inc., J. Aron & Company and BP Corporation North America, Inc.

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

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for the Master for the years ended December 31, 2007 and 2006 is summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains net of brokerage commissions and clearing fees including interest income	$21,874,494	$30,964,379	$92,827,279	$3,172,564
Net income	$21,747,533	$30,790,629	$92,723,530	$3,068,814
Increase in Net Asset Value per Unit	$117.32	$156.94	$462.46	$19.68

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$50,898,983	$(91,262,496)	$62,675,220	$234,063,396
Net income (loss)	$50,852,394	$(91,369,000)	$62,568,720	$233,956,896
Increase (decrease) in Net Asset Value per Unit	$243.68	$(418.63)	$275.47	$987.86

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in ‘‘Item 8. Financial Statements and Supplementary Data.’’ includes management’s report on internal control over financial reporting (‘‘Management's Report’’) and an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Partnership to provide only management’s report in this annual report. Management elected to have its internal control over financial reporting audited.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisor.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by its General Partner, which receives compensation for its services, as set forth under ‘‘Item 1. Business.’’ CGM, an affiliate of the

General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under ‘‘Item 1. Business.’’ During the year ended December 31, 2007, CGM earned $3,960,395 in brokerage commissions and clearing fees from the Partnership and through the Partnership’s investment in the Master. The Advisor earned $5,033,763 in management fees during 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)    Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 830.6049 (2.5%) Units of Limited Partnership Interest as of December 31, 2007.

Principals who own Redeemable Units:

* David J. Vogel                      85.0800 Redeemable Units

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

2007            $104,400

2006            $  84,400

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns are as follows:

2007            $18,000

2006            $  7,606

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	(1)	Financial Statements:

Statements of Financial Condition at December 31, 2007 and 2006.

Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005.

Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005.

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

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

10.12 – Letter from the General Partner to AAA Capital Management, Inc. extending the Management Agreement for 2007 (filed herein).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2008.

Smith Barney AAA Energy Fund L.P.

By:	/s/ Citigroup Managed Futures LLC (General Partner)

By:	/s/ Jerry Pascucci Jerry Pascucci, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci	/s/ Shelley Ullman
Jerry Pascucci	Shelley Ullman
President and Director	Executive Director

/s/ Jennifer Magro	/s/ Ihor Rakowsky
Jennifer Magro	Ihor Rakowsky
Chief Financial Officer and	Secretary and Director
Director

/s/ Steve Ciampi	/s/ Daryl Dewbrey
Steve Ciampi	Daryl Dewbrey
Director	Director

/s/ Raymond Nolte
Raymond Nolte
Director