Form 10-Q
period 2008-03-31
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2008-05-15
CIK 1057051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer             Non-accelerated filer    X     Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

As of April 30, 2008, 30,768.6475 Limited Partnership Redeemable Units were outstanding.

Smith Barney AAA Energy Fund L.P.

Form 10-Q

PART I

Item 1. Financial Statements

Smith Barney AAA Energy Fund L.P.
Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Investment in Master, at fair value	$241,553,138	$241,670,802
Cash	135,445	63,818
Distribution receivable	107,687	329,051
Total assets	$241,796,270	$242,063,671
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,001,833	$834,962
Management fees	401,118	401,891
Other	123,895	93,935
Redemptions payable	6,590,441	1,391,840
Total liabilities	8,117,287	2,722,628
Partners’ Capital:
General Partner, 830.6049 Unit Equivalents outstanding in 2008 and 2007, respectively	6,015,000	5,863,414
Special Limited Partner, 244.3767 and 55.6523 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	1,769,705	392,861
Limited Partners, 31,193.5140 and 33,018.5334 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	225,894,278	233,084,768
Total partners’ capital	233,678,983	239,341,043
Total liabilities and partners’ capital	$241,796,270	$242,063,671

See accompanying notes to financial statements.

Smith Barney AAA Energy Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Income:
Net realized losses on closed positions allocated from Master	$(13,776,737)	$(4,735,530)
Change in net unrealized gains on open positions allocated from Master	23,027,055	3,549,419
Interest income allocated from Master	609,963	2,044,839
Expenses allocated from Master	(209,705)	(241,179)
Total income	9,650,576	617,549
Expenses:
Brokerage commissions	963,413	795,473
Management fees	1,199,285	1,230,100
Other	63,349	32,766
Total expenses	2,226,047	2,058,339
Net income (loss) before allocation to Special Limited Partner	7,424,529	(1,440,790)
Allocation to Special Limited Partner	(1,366,687)	—
Net income (loss) after allocation to Special Limited Partner	6,057,842	(1,440,790)
Additions — Special Limited Partner	1,366,687	—
Redemptions — Limited Partners	(13,086,589)	(10,152,206)
Redemptions — General Partners	—	(531,546)
Net decrease in Partners’ Capital	(5,662,060)	(12,124,542)
Partners’ Capital, beginning of period	239,341,043	257,059,143
Partners’ Capital, end of period	$233,678,983	$244,934,601
Net Asset Value per Unit (32,268.4956 and 38,418.5168 Units outstanding at March 31, 2008 and 2007, respectively)	$7,241.71	$6,375.43
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit Equivalent	$182.50	$(27.94)

See accompanying notes to financial statements.

Smith Barney AAA Energy Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss) after allocation to Special Limited Partner	$6,057,842	$(1,440,790)
Adjustments to reconcile net income (loss) after allocation to Special Limited Partner to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(392,861)	(1,941,293)
Proceeds from sale of investment in Master	10,382,465	14,275,277
Net change in unrealized appreciation on investment in Master	(9,871,940)	(617,549)
(Increase) decrease in distribution receivable	221,364	—
Accrued expenses:
Increase (decrease) in brokerage commissions	166,871	(75,309)
Increase (decrease) in management fees	(773)	(19,436)
Increase (decrease) in other	29,960	11,298
Net cash provided by (used in) operating activities	6,592,928	10,192,198
Cash flows from financing activities:
Allocation of Redeemable Units — Special Limited Partner	1,366,687	—
Payments for redemptions — Limited Partners	(7,887,988)	(9,669,866)
Payments for redemptions — General Partner	—	(531,546)
Net cash used in financing activities	(6,521,301)	(10,201,412)
Net change in cash	71,627	(9,214)
Cash, at beginning of period	63,818	30,985
Cash, at end of period	$135,445	$21,771
Non-cash financing activities:
Change in redemptions payable	$5,198,601	$—

See accompanying notes to financial statements.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
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

Citigroup Managed Futures LLC (‘‘CMF’’), a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

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

As of March 31, 2008, the Partnership owned approximately 24.3% of the Master. On December 31, 2007, the Partnership owned 24.2%, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, including Schedules of Investments, Statements of Income and Expenses and Members’ Capital and Statements of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2008 and December 31, 2007 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

The Master’s Statements of Financial Condition and Schedules of Investments as of March 31, 2008 and December 31, 2007 and Statements of Income and Expenses and Members’ Capital and Statements of Cash Flows for the three months ended March 31, 2008 and 2007 are presented below:

SB AAA Master Fund LLC
Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Equity in commodity futures trading account:
Cash (restricted $1,620,046 in 2008 and 2007, respectively)	$580,826,739	$710,357,437
Unrealized appreciation on open swaps contracts	128,022,022	92,444,714
Commodity options owned, at fair value (cost $485,167,409 and $359,627,764, respectively)	740,778,588	349,972,959
	1,449,627,349	1,152,775,110
Due from brokers	967,324	5,911,586
Interest receivable	467,606	1,444,226
Total assets	$1,451,062,279	$1,160,130,922
Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$90,412,840	$42,694,277
Unrealized depreciation on open swap contracts	16,159,459	15,443,679
Commodity options written, at fair value (premium $260,958,041 and $163,294,959, respectively)	345,803,202	91,112,724
Accrued expenses:
Other	164,614	94,011
Due to brokers	2,101,520	5,772,030
Distribution payable	464,267	1,438,406
Redemptions payable	—	4,122,259
Total liabilities	455,105,902	160,677,386
Members’ Capital:
Members’ Capital, 177,190.0556 and 184,668.8591 Units outstanding in 2008 and 2007, respectively	995,956,377	999,453,536
Total liabilities and members’ capital	$1,451,062,279	$1,160,130,922

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

SB AAA Master Fund LLC
Schedule of Investments
March 31, 2008
(Unaudited)

	Number of Contracts	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Energy
NYMEX Natural Gas May 08 - Oct 12	9,571	$77,714,242	7.80%
Other		197,077,924	19.79
Total Futures Contracts Purchased		274,792,166	27.59
Futures Contracts Sold
Energy
IPE Brent Crude Oil May 08 - Dec 10	(5,200)	(77,354,404)	(7.77)
NYMEX Natural Gas Jun 08 - Dec 13	(12,888)	(146,721,932)	(14.73)
Other		(140,293,920)	(14.09)
Grains		(834,750)	(0.08)
Total Futures Contracts Sold		(365,205,006)	(36.67)
Options Owned
Energy
NYMEX Crude Oil EC Jun 08 - Dec 11	5,704	98,547,840	9.90
NYMEX LS Crude Oil C May 08 - Dec 10	6,006	84,578,940	8.49
NYMEX Natural Gas May 08 - Oct 12	23,392	392,849,466	39.45
Other		158,595,811	15.92
Grains		6,206,531	0.62
Total Options Owned		740,778,588	74.38
Options Written
Energy
NYMEX Natural Gas May 08 - Oct 10	8,095	(136,456,652)	(13.70)
Other		(209,346,550)	(21.02)
Total options written		(345,803,202)	(34.72)
Unrealized Appreciation on Swap Contracts
Energy		128,022,022	12.85
Unrealized Depreciation on Swap Contracts
Energy		(16,159,459)	(1.62)
Total fair value		$416,425,109	41.81%

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

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

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

SB AAA Master Fund LLC
Statements of Income and Expenses and Members’ Capital
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Income:
Net gains (losses) on trading of commodity interests:
Net realized losses on closed positions	$(57,120,997)	$(18,548,410)
Change in net unrealized gains on open positions	95,381,553	14,319,318
Gain (loss) from trading	38,260,556	(4,229,092)
Interest income	2,646,463	8,232,510
Total income	40,907,019	4,003,418
Expenses:
Brokerage commissions including clearing fees of $631,212 and $547,123, respectively	731,880	830,854
Other	136,000	103,750
Total expenses	867,880	934,604
Net income	40,039,139	3,068,814
Additions	14,740,134	49,003,033
Redemptions	(55,642,009)	(72,049,800)
Distribution of interest income to feeder funds	(2,634,423)	(8,171,175)
Net decrease in Members’ Capital	(3,497,159)	(28,149,128)
Members’ Capital, beginning of period	999,453,536	993,359,899
Members’ Capital, end of period	$995,956,377	$965,210,771
Net Asset Value per Unit (177,190.0556 and 202,132.2593 Units outstanding at March 31, 2008 and 2007, respectively)	$5,620.84	$4,775.14
Net income per Unit of Member Interest	$223.17	$19.68

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

SB AAA Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$40,039,139	$3,068,814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	—	52,065,847
(Increase) decrease in net unrealized appreciation on open futures contracts	—	17,193,128
(Increase) decrease in unrealized appreciation on open swaps contracts	(35,577,308)	(17,883,399)
(Increase) decrease in commodity options owned, at fair value	(390,805,629)	(89,094,045)
(Increase) decrease in due from brokers	4,944,262	10,370,439
(Increase) decrease in interest receivable	976,620	51,457
Increase (decrease) in net unrealized depreciation on open futures contracts	47,718,563	—
Increase (decrease) in unrealized depreciation on open swap contracts	715,780	3,986,182
Increase (decrease) in commodity options written, at fair value	254,690,478	51,541,160
Accrued expenses:
Increase (decrease) in other	70,603	93,550
Increase (decrease) in due to brokers	(3,670,510)	(12,524,904)
Net cash provided by (used in) operating activities	(80,898,002)	18,868,229
Cash flows from financing activities:
Proceeds from additions	14,740,134	49,003,033
Payments for redemptions	(59,764,268)	(72,049,800)
Distribution of interest income to feeder funds	(3,608,562)	(8,222,719)
Net cash used in financing activities	(48,632,696)	(31,269,486)
Net change in unrestricted cash	(129,530,698)	(12,401,257)
Unrestricted cash, at beginning of period	708,737,391	748,129,462
Unrestricted cash, at end of period	$579,206,693	$735,728,205
Non-cash financing activities:
Change in distribution payable	$(974,139)	$—
Change in redemptions payable	$(4,122,259)	$—

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Net realized and unrealized gains (losses)*	$244.13	$(47.12)
Interest income	18.13	51.96
Expenses and allocation to Special Limited Partner**	(79.76)	(32.78)
Increase (decrease) for the period	182.50	(27.94)
Net Asset Value per Redeemable Unit, beginning of period	7,059.21	6,403.37
Net Asset Value per Redeemable Unit, end of period	$7,241.71	$6,375.43
*	Includes Partnership commissions and expenses allocated from the Master.
**	Excludes Partnership commissions, expenses allocated from the Master and includes allocation to Special Limited Partner in 2008 and 2007.

Ratios to average net assets:*** Net investment loss before allocation to Special Limited Partner****	(3.0)%	(0.4)%
Operating expense	4.1%	3.7%
Allocation to Special Limited Partner	0.6%	—%
Total expenses and allocation to Special Limited Partner	4.7%	3.7%
Total return:
Total return before allocation to Special Limited Partner	3.2%	(0.4)%
Allocation to Special Limited Partner	(0.6)%	—%
Total return after allocation to Special Limited Partner	2.6%	(0.4)%
***	Annualized (except for allocation to Special Limited Partner, if applicable)
****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable)
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2008	2007
Net realized and unrealized gains (losses)*	$209.38	$(20.10)
Interest income	14.54	40.30
Expenses**	(0.75)	(0.52)
Increase for the period	223.17	19.68
Distribution of interest income to feeder funds	(14.47)	(40.00)
Net Asset Value per Unit of Member Interest, beginning of period	5,412.14	4,795.46
Net Asset Value per Unit of Member Interest, end of period	$5,620.84	$4,775.14
*	Includes brokerage commissions
**	Excludes brokerage commissions

Ratios to average net assets:***
Net investment gain****	0.7%	3.1%
Operating expense	0.4%	0.4%
Total return	4.1%	0.4%
***	Annualized
****	Interest income less total expenses
The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
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

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2008 and December 31, 2007, based on a monthly calculation, were $394,806,073 and $276,061,299, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at March 31, 2008 and December 31, 2007 were $416,425,109 and $293,166,993, respectively. Fair values for exchange-traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

4.    Fair Value Measurements:

Investments.    The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the financial statements.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 1). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. The Partnership did not directly hold any derivative instruments that are priced at fair value using observable inputs for similar assets (Level 2) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$241,553,138	$241,553,138	$—	$—
Total fair value	$241,553,138	$241,553,138	$—	$—

Investments.    All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and members’ capital.

Fair Value Measurements.    The Master adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 1). The Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options owned	$740,778,588	$740,778,588	$—	$—
Swaps	128,022,022	—	128,022,022	—
Total assets	868,800,610	740,778,588	128,022,022	—
Liabilities
Futures	$90,412,840	$90,412,840	$—	$—
Options written	345,803,202	345,803,202	—	—
Swaps	16,159,459	—	16,159,459	—
Total liabilites	452,375,501	436,216,042	16,159,459	—
Total fair value	$416,425,109	$304,562,546	$111,862,563	$—

5.    Financial Instrument Risks:

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

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

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master, cash and distribution receivable. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the first quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2008, Partnership capital decreased 2.4% from $239,341,043 to $233,678,983. This decrease was attributable to the redemptions of 1,825.0194 Redeemable Units of Limited Partnership Interest resulting in an outflow of $13,086,589, which was partially offset by net income from operations of $6,057,842, coupled with the addition of 188.7244 Redeemable Units of Special Limited Partnership Interest totaling $1,366,687. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2008, the Master’s capital decreased 0.3% from $999,453,536 to $995,956,377. This decrease was attributable to the redemptions of 10,196.0123 Redeemable Units totaling $55,642,009 and distribution of interest income to feeder funds totaling $2,634,423 to the non-managing members of the Master, which was partially offset by net income from operations of $40,039,139, coupled with the addition of 2,717.2088 Redeemable Units totaling $14,740,134. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Investments.    The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the financial statements.

Fair Value Measurements. The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 1). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. The Partnership did not directly hold any derivative instruments that are priced at fair value using observable inputs for similar assets (Level 2) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$241,553,138	$241,553,138	$—	$—
Total fair value	$241,553,138	$241,553,138	$—	$—

Investments.    All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and members’ capital.

Fair Value Measurements.    The Master adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 1). The Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options owned	$740,778,588	$740,778,588	$—	$—
Swaps	128,022,022	—	128,022,022	—
Total assets	868,800,610	740,778,588	128,022,022	—
Liabilities
Futures	$90,412,840	$90,412,840	$—	$—
Options written	345,803,202	345,803,202	—	—
Swaps	16,159,459	—	16,159,459	—
Total liabilities	452,375,501	436,216,042	16,159,459	—
Total fair value	$416,425,109	$304,562,546	$111,862,563	$—

Income and Expenses Recognition.    All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. The Master’s income and expense recognition is discussed in note 2 of the Master’s notes to financial statements.

Options.    The Master may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily.

Forward Foreign Currency Contracts.    Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts, as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

Income Taxes.    Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three months ended March 31, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

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

Results of Operations

During the Partnership’s first quarter of 2008, the Net Asset Value per Redeemable Unit increased 2.6% from $7,059.21 to $7,241.71 as compared to a decrease of 0.4% in the first quarter of 2007. The Partnership, for its own account, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2008 of $9,250,318. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Energy Swaps, IPE Brent Crude Oil, IPE Gas Oil, corn and OTC Energy Swaps and were partially offset by losses in NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas and Unleaded Gas. The Partnership, for its own account, through its investment in the Master, experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2007 of $1,186,111. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Natural Gas, NYMEX Gasoline and NYMEX Energy Swaps and were partially offset by gains in IPE Brent Crude Oil, IPE Gas Oil, NYMEX Heating Oil, NYMEX Unleaded Gas, corn and OTC Energy Swaps.

The Partnership posted gains for the quarter as profits from fundamental trading in petroleum complex and certain refined products more than offset losses realized in natural gas. Crude prices continued to push higher and reached over $110 a barrel in March as the U.S. dollar weakened. The Partnership was favorably positioned to profit from this strong trend in crude oil throughout the quarter. Profits were also earned the long position in gas oil as prices rallied. Most of the profits in gas oil were captured in mid-March as increased refinery output is likely to push prices to lower.

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

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage. Brokerage commissions and fees for the three months ended March 31, 2008 increased by $167,940 as compared to the corresponding period in 2007. The increase in commissions and fees is primarily due to an increase in the number of trades during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated shares of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from the Master for the three months ended March 31, 2008 decreased by $1,434,876 as compared to the corresponding period in 2007. The decrease in interest income is primarily due to lower average net assets as well as lower U.S. Treasury Bill rates for the Partnership during the three months ended March 31, 2008, as compared to the corresponding period in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2008 decreased by $30,815 as compared to the corresponding period in 2007. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three months ended March 31, 2008 and 2007 was $1,366,687 and $0, respectively.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2008 and the highest, lowest and average value during the three months ended March 31, 2008. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2008, the Master’s total capital was $995,956,377. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

March 31, 2008
(Unaudited)

			Three Months Ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$107,744,930	10.82%	$128,699,033	$86,922,706	$108,482,788
Energy Swaps	1,620,046	0.16%	1,620,046	1,620,046	1,620,046
Grains	112,896	0.01%	206,814	76,446	121,914
Total	$109,477,872	10.99%
*Average monthly Values at Risk

Item 4T.    Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Enron Corp.

On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement (which was approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008), Citigroup will make a pretax payment of $1.66 billion to Enron, and will waive certain claims against Enron’s estate. Enron also will allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’), and will release all claims against Citigroup. Citigroup separately agreed to settle an action brought by certain trusts that issued the CLNs in question, by the related indenture trustee and by certain holders of those securities. The amounts of both settlements are fully covered by Citigroup’s existing litigation reserves.

On February 14, 2008, Citigroup agreed to settle Connecticut Resources Recovery Authority v. Lay, et al., an action brought by the Attorney General of Connecticut in connection with an Enron-related transaction; subsequently, the District Court dismissed the case on March 5, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

These units were purchased by accredited investors as defined in Regulation D.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	273.0150	$6,998.64	N/A	N/A
February 1, 2008 – February 29, 2008	641.9380	$7,143.08	N/A	N/A
March 1, 2008 – March 31, 2008	910.0664	$7,241.71	N/A	N/A
	1,825.0194	$7,170.66	N/A	N/A
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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007.

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

Smith Barney AAA Energy Fund L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 15, 2008
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 15, 2008