Form 10-Q
period 2008-09-30
SMITH BARNEY AAA ENERGY FUND LP /NY
filed 2008-11-14
CIK 1057051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

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
55 E. 59th Street – 10th Floor
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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   No X

As of October 31, 2008, 29,225.2780 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY AAA ENERGY FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2008 and December 31, 2007 (unaudited)	3

	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and 2007 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Citigroup AAA Master Fund LLC (unaudited)	5 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4T.	Controls and Procedures	20

PART II - Other Information		21 – 25

PART I

Item 1. Financial Statements

Smith Barney AAA Energy Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:
Investment in Master, at fair value	$296,410,700	$241,670,802
Cash	159,040	63,818
Distribution receivable	134,622	329,051

Total assets	$296,704,362	$242,063,671

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,570,973	$834,962
Management fees	491,638	401,891
Other	150,644	93,935
Redemptions payable	10,727,008	1,391,840

Total liabilities	12,940,263	2,722,628

Partners’ Capital:
General Partner, 830.6049 Unit Equivalents outstanding in 2008 and 2007, respectively	7,703,113	5,863,414
Special Limited Partner, 1,093.6722 and 55.6523 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	10,142,825	392,861
Limited Partners, 28,673.2140 and 33,018.5334 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	265,918,161	233,084,768

Total partners’ capital	283,764,099	239,341,043

Total liabilities and partners’ capital	$296,704,362	$242,063,671

See accompanying notes to financial statements.

Smith Barney AAA Energy Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income:
Net realized gains (losses) on closed positions allocated from Master	$18,165,941	$10,141,424	$(19,398,664)	$22,172,867
Change in net unrealized gains (losses) on open positions allocated from Master	27,600,883	(3,773,764)	113,745,592	4,798,962
Interest income allocated from Master	360,219	1,638,189	1,116,183	5,573,921
Expenses allocated from Master	(258,305)	(252,814)	(714,602)	(718,433)

Total income (loss)	45,868,738	7,753,035	94,748,509	31,827,317
Expenses:
Brokerage commissions	1,098,218	635,586	3,297,369	2,268,372
Management fees	1,430,317	1,293,139	3,910,888	3,813,811
Other	72,810	47,468	200,128	113,169

Total expenses	2,601,345	1,976,193	7,408,385	6,195,352

Net income (loss) before allocation to Special Limited Partner	43,267,393	5,776,842	87,340,124	25,631,965
Allocation to Special Limited Partner	(8,581,435)	(831,530)	(17,248,562)	(4,099,328)

Net income (loss) after allocation to Special Limited Partner	34,685,958	4,945,312	70,091,562	21,532,637
Additions — Special Limited Partner	8,581,435	831,530	17,248,562	4,099,328
Redemptions — Special Limited Partner	(9,000,001)	—	(9,000,001)	—
Redemptions — Limited Partners	(7,834,807)	(11,533,943)	(33,917,067)	(28,431,345)
Redemptions — General Partners	—	—	—	(531,546)

Net increase (decrease) in Partners’ Capital	26,432,585	(5,757,101)	44,423,056	(3,330,926)
Partners’ Capital, beginning of period	257,331,514	259,485,318	239,341,043	257,059,143

Partners’ Capital, end of period	$283,764,099	$253,728,217	$283,764,099	$253,728,217

Net Asset Value per Unit (30,597.4911 and 36,352.8479 Units outstanding at September 30, 2008 and 2007, respectively)	$9,274.10	$6,979.60	$9,274.10	$6,979.60

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit Equivalent	$1,111.97	$130.22	$2,214.89	$576.23

See accompanying notes to financial statements.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
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

On September 1, 2001, the Partnership allocated substantially all of its capital to the Citigroup AAA Master Fund LLC, (formerly known as SB AAA Master Fund LLC), a New York Limited Liability Company (the “Master”). The Partnership purchased 128,539.1485 Units of the Master with cash equal to $121,215,820 and a contribution of open commodity futures and forward positions with a fair value of $7,323,329. The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (the “Advisor”) using the Energy Program—Futures and Swaps, the Advisor’s proprietary trading program, to invest together in one trading vehicle. In addition, the Advisor is a Special Limited Partner of the Partnership. The General Partner and the Advisor believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master’s commodity broker is CGM and its managing member is CMF. The Master may trade commodity futures and options contracts of any kind, but trades solely energy, energy-related products and grains. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

As of September 30, 2008, the Partnership owned approximately 23.6% of the Master. On December 31, 2007, the Partnership owned approximately 24.2%, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, including Schedules of Investments and Statements of Income and Expenses and Members’ Capital are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2008 and December 31, 2007 and the results of its operations for the three and nine months ended September 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

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
     The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

The Master’s Statements of Financial Condition and Schedules of Investments as of September 30, 2008 and December 31, 2007 and Statements of Income and Expenses and Members’ Capital for the three and nine months ended September 30, 2008 and 2007 are presented below:

Citigroup AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:
Equity in commodity futures trading account:
Cash	$453,374,331	$708,737,391
Cash margin	1,620,046	1,620,046
Net unrealized appreciation on open futures contracts	393,480,649	—
Unrealized appreciation on open swap contracts	120,495,587	92,444,714
Commodity options owned, at fair value (cost $851,610,737 and $359,627,764, respectively)	907,003,503	349,972,959

	1,875,974,116	1,152,775,110
Due from brokers	—	5,911,586
Interest receivable	603,558	1,444,226

Total assets	$1,876,577,674	$1,160,130,922

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$—	$42,694,277
Unrealized depreciation on open swap contracts	46,638,172	15,443,679
Commodity options written, at fair value (premium $623,575,513 and $163,294,959, respectively)	573,237,614	91,112,724
Accrued expenses:
Other	196,955	94,011
Due to brokers	1,024,100	5,772,030
Distribution payable	601,069	1,438,406
Redemptions payable	—	4,122,259

Total liabilities	621,697,910	160,677,386

Members’ Capital:
Members’ Capital, 162,045.1284 and 184,668.8591 Units outstanding in 2008 and 2007, respectively	1,254,879,764	999,453,536

Total liabilities and members’ capital	$1,876,577,674	$1,160,130,922

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

Citigroup AAA Master Fund LLC
Schedule of Investments
September 30, 2008
(Unaudited)

	Number of		% of Members'
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy
IPE Gas Oil Nov 08 - Dec 10	5,991	$(139,145,700)	(11.09)%
NYMEX Heating Oil Feb 09 - Aug 11	8,121	(177,536,440)	(14.15)
NYMEX LS Crude Oil Nov 08 - Dec 14	7,370	(70,535,684)	(5.62)
NYMEX Natural Gas Nov 08 - Dec 13	7,962	(73,183,040)	(5.83)
NYMEX NYH RBOB Gas Dec 08 - Dec 09	4,828	(81,312,063)	(6.48)
Other		(157,497,300)	(12.55)

Total Futures Contracts Purchased		(699,210,227)	(55.72)

Futures Contracts Sold
Energy
IPE Brent Crude Oil Dec 08 - Dec 14	(9,288)	174,633,200	13.92
IPE Gas Oil Oct 08 - Jun 10	(12,491)	169,793,975	13.53
NYMEX Heating Oil Nov 08 - Dec 09	(7,038)	141,253,178	11.26
NYMEX Natural Gas Dec 08 - Dec 14	(18,454)	467,345,620	37.24
Other		139,664,903	11.13

Total Futures Contracts Sold		1,092,690,876	87.08

Net Unrealized Appreciation on Open Futures Contracts		393,480,649	31.36

Options Owned
Energy
IPE Gas Oil C Dec 08 - Dec 10	6,976	68,083,335	5.43
NYMEX Crude Oil EC Dec 08 - Dec 11	6,905	119,258,920	9.50
NYMEX Crude Oil EP Dec 08 - Dec 16	6,112	75,028,840	5.98
NYMEX LS Crude Oil C Dec 08 - Dec 10	9,560	95,097,360	7.58
NYMEX LS Crude Oil P Nov 08 - Dec 10	7,903	116,771,830	9.31
NYMEX Natural Gas EC Nov 08 - May 13	28,017	224,912,929	17.92
Other		207,850,289	16.56

Total Options Owned		907,003,503	72.28

Options Written
Energy
NYMEX LS Crude Oil C Nov 08 - Dec 10	(15,452)	(64,209,880)	(5.12)
NYMEX Natural Gas EP Nov 08 - Mar 11	(5,462)	(146,399,091)	(11.66)
Other		(362,628,643)	(28.90)

Total Options Written		(573,237,614)	(45.68)

Unrealized Appreciation on Swap Contracts

Energy		120,495,587	9.60

Total Unrealized Appreciation on Swap Contracts		120,495,587	9.60

Unrealized Depreciation on Swap Contracts

Energy		(46,638,172)	(3.72)

Total Unrealized Depreciation on Swap Contracts		(46,638,172)	(3.72)

Total Fair Value		$801,103,953	63.84%

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

Citigroup AAA Master Fund LLC
Schedule of Investments
December 31, 2007
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy		$162,833,367	16.29%

Futures Contracts Sold
Energy
IPE Brent Crude Oil Feb 08 - Dec 10	6,602	(77,608,996)	(7.76)
Other		(126,738,498)	(12.68)
Grains		(1,180,150)	(0.12)

Total Futures Contracts Sold		(205,527,644)	(20.56)

Net Unrealized Depreciation on Open Futures Contracts		(42,694,277)	(4.27)

Options Owned
Energy
NYMEX Crude Oil Mar 08 - Dec 11	6,694	62,612,920	6.27
NYMEX Natural Gas Feb 08 - Oct 12	27,108	218,208,060	21.83
Other		66,409,454	6.65
Grains		2,742,525	0.27

Total Options Owned		349,972,959	35.02

Options Written
Energy		(91,112,724)	(9.12)

Unrealized Appreciation on Swap Contracts
Energy		92,444,714	9.25

Unrealized Depreciation on Swap Contracts
Energy		(15,443,679)	(1.55)

Total fair value		$293,166,993	29.33%

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

Citigroup AAA Master Fund LLC
Statements of Income and Expenses and Members’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$77,034,339	$40,752,530	$(79,595,884)	$88,155,998
Change in net unrealized gains (losses) on open positions	116,281,516	(15,786,591)	475,132,002	18,419,406

Gain (loss) from trading, net	193,315,855	24,965,939	395,536,118	106,575,404
Interest income	1,604,109	6,832,489	4,884,179	22,834,413

Total income (loss)	194,919,964	31,798,428	400,420,297	129,409,817

Expenses:
Brokerage commissions, including clearing fees of $656,578, $592,632, $1,923,105 and $1,691,040, respectively	841,449	834,049	2,388,638	2,445,595
Other	249,870	173,750	598,673	381,249

Total expenses	1,091,319	1,007,799	2,987,311	2,826,844

Net income (loss)	193,828,645	30,790,629	397,432,986	126,582,973
Additions	59,095,923	37,999,813	113,493,965	119,572,352
Redemptions	(108,969,906)	(75,973,488)	(250,644,209)	(195,138,028)
Distribution of interest income to feeder funds	(1,596,428)	(6,770,209)	(4,856,514)	(22,648,644)

Net increase (decrease) in Members’ Capital	142,358,234	(13,953,255)	255,426,228	28,368,653
Members’ Capital, beginning of period	1,112,521,530	1,035,681,807	999,453,536	993,359,899

Members’ Capital, end of period	$1,254,879,764	$1,021,728,552	$1,254,879,764	$1,021,728,552

Net Asset Value per Unit (162,045.1284 and 192,003.7928 Units outstanding at September 30, 2008 and 2007, respectively)	$7,744.01	$5,321.40	$7,744.01	$5,321.40

Net income (loss) per Unit of Member Interest	$1,181.98	$156.94	$2,359.78	$639.09

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$1,425.67	$144.92	$2,858.48	$643.63
Interest income	11.62	44.17	34.31	145.93
Expenses and allocation to Special Limited Partner**	(325.32)	(58.87)	(677.90)	(213.33)

Increase (decrease) for the period	1,111.97	130.22	2,214.89	576.23
Net Asset Value per Redeemable Unit, beginning of period	8,162.13	6,849.38	7,059.21	6,403.37

Net Asset Value per Redeemable Unit, end of period	$9,274.10	$6,979.60	$9,274.10	$6,979.60

*	Includes Partnership commissions and expenses allocated from the Master.

**	Excludes Partnership commissions, expenses allocated from the Master and includes allocation to Special Limited Partner in 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(3.7)%	(0.9)%	(3.7)%	(0.7)%

Operating expense	4.2%	3.5%	4.3%	3.7%
Allocation to Special Limited Partner	3.2%	0.3%	6.8%	1.6%

Total expenses and allocation to Special Limited Partner	7.4%	3.8%	11.1%	5.3%

Total return:
Total return before allocation to Special Limited Partner	17.1%	2.2%	39.4%	10.8%
Allocation to Special Limited Partner	(3.5)%	(0.3)%	(8.0)%	(1.8)%

Total return after allocation to Special Limited Partner	13.6%	1.9%	31.4%	9.0%

***	Annualized (except for allocation to Special Limited Partner, if applicable)

****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$1,173.66	$122.84	$2,335.24	$526.93
Interest income	9.84	35.00	28.07	114.08
Expenses**	(1.52)	(0.90)	(3.53)	(1.92)

Increase (decrease) for the period	1,181.98	156.94	2,359.78	639.09
Distribution of interest income to feeder funds	(9.80)	(34.67)	(27.91)	(113.15)
Net Asset Value per Unit of Member Interest, beginning of period	6,571.83	5,199.13	5,412.14	4,795.46

Net Asset Value per Unit of Member Interest, end of period	$7,744.01	$5,321.40	$7,744.01	$5,321.40

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Ratios to average net assets:***
Net investment income (losses)****	0.2%	2.2%	0.2%	2.7%

Operating expense	0.4%	0.4%	0.4%	0.4%

Total return	18.0%	3.0%	43.6%	13.3%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
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

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2008 and December 31, 2007, based on a monthly calculation, were $632,536,016 and $276,061,299, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2008 and December 31, 2007 were $801,103,953 and $293,166,993, respectively. Fair values for exchange-traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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

Fair Value Measurements.  The Partnership adopted Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of September 30, 2008, the Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$296,410,700	$—	$296,410,700	$—

Total fair value	$296,410,700	$—	$296,410,700	$—

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
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

Fair Value Measurements.  The Master adopted Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). As of September 30, 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$393,480,649	$393,480,649	$—	$—
Options owned	907,003,503	907,003,503	—	—
Swaps	120,495,587	—	120,495,587	—

Total assets	1,420,979,739	1,300,484,152	120,495,587	—

Liabilities
Options written	$573,237,614	$573,237,614	$—	$—
Swaps	46,638,172	—	46,638,172	—

Total liabilities	619,875,786	573,237,614	46,638,172	—

Total fair value	$801,103,953	$727,246,538	$73,857,415	$—

Smith Barney AAA Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master, cash and distribution receivable. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the third quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2008, Partnership capital increased 18.6% from $239,341,043 to $283,764,099. This increase was attributable to net income from operations of $70,091,562, coupled with the addition of 2,008.4646 Redeemable Units of Special Limited Partnership Interest totaling $17,248,562, which was partially offset by the redemptions of 4,345.3194 Redeemable Units of Limited Partnership Interest resulting in an outflow of $33,917,067 and 970.4447 Redeemable Units of Special Limited Partnership Interest totaling $9,000,001. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2008, the Master’s capital increased 25.6% from $999,453,536 to $1,254,879,764. This increase was attributable to net income from operations of $397,432,986, coupled with the addition of 18,066.1741 Redeemable Units totaling $113,493,965, which was partially offset by the redemptions of 40,689.9048 Redeemable Units totaling $250,644,209 and distribution of interest income to feeder funds totaling $4,856,514 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Fair Value Measurements.  For disclosures related to fair value measurements pursuant to SFAS 157, refer to note 4 in the notes to financial statements.

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the nine months ended September 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncement.  On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

Results of Operations

During the Partnership’s third quarter of 2008, the Net Asset Value per Redeemable Unit increased 13.6% from $8,162.13 to $9,274.10 as compared to an increase of 1.9% in the same period of 2007. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2008 of $45,766,824. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Natural Gas, NYMEX Crude Oil, NYMEX Gasoline, NYMEX Heating Oil and Brent Crude Oil and Corn, and were partially offset by losses in Unleaded Gasoline, IPE Gas Oil, and OTC Energy Swaps. The Partnership, for its own account through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2007 of $6,367,660. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, IPE Gas Oil, IPE Freight Index and Corn, and were partially offset by losses in NYMEX Crude Oil, NYMEX Unleaded Gas and OTC Energy Swaps.

The third quarter of 2008 finished with one of the most unstable and volatile months in the history of the U.S. financial and commodity markets. During the quarter, the world's credit markets virtually seized up, commodity prices plunged and most major equity indices declined significantly, while some of the largest U.S. financial institutions were under pressure. High volatility across most market sectors was a manifestation of investor fears and anxiety. The lingering but still powerful effect of the housing and sub-prime credit crisis continued to wreak havoc on Wall Street, while generating social and political acrimony across the U.S. as the nation debated the cost and merit of the government's policy response. Despite these events, the Partnership returned gains every month for the quarter as volatility jumped and prices expectedly declined.

In July, the Partnership realized its largest monthly gains in the quarter as prices tumbled. The deterioration in demand side fundamentals in oil materialized and prices dropped more than 15% in two weeks after reaching a record level of $146.43 per barrel. Accumulation of refined product inventory in Asia and surplus in global oil at sea also added to the weakening fundamentals, providing profits for the Partnership. While oil prices consolidated in August, profits were realized primarily in petroleum spread strategies and refined product spreads. Weakness in the distillate markets also proved fruitful in September. Spread positions in favor of a short bias in low sulfur diesel and weakness in European distillate market relative to their U.S. counterparts continued to generate profits for the Partnership.

During the nine months ended September 30, 2008, the Net Asset Value per Redeemable Unit increased 31.4% from $7,059.21 to $9,274.10 as compared to an increase of 9.0% in the same period of 2007. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2008 of $94,346,928. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Natural Gas, NYMEX Crude Oil, NYMEX Heating Oil, Brent Crude Oil, IPE Gas Oil and Corn, and were partially offset by losses in NYMEX Gasoline, Unleaded Gasoline and OTC Energy Swaps. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2007 of $26,971,829. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, NYMEX Unleaded Gas, IPE Gas Oil, IPE Freight Index, Corn and OTC Energy Swaps, and were partially offset by losses in NYMEX Crude Oil.

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

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage. Brokerage commissions and fees for the three and nine months ended September 30, 2008 increased by $462,632 and $1,028,997, respectively as compared to the corresponding periods in 2007. The increase in commissions and fees is primarily due to an increase in the number of trades during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated shares of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from the Master for the three and nine months ended September 30, 2008 decreased by $1,277,970 and $4,457,738, respectively as compared to the corresponding periods in 2007. The decrease in interest income is primarily due to lower U.S. Treasury Bill rates for the Partnership during the three and nine months ended September 30, 2008, as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2008 increased by $137,178 and $97,077, respectively as compared to the corresponding periods in 2007. The increase in management fees is due to higher average net assets during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three and nine months ended September 30, 2008 was $8,581,435 and $17,248,562, respectively. The profit share allocation accrued for the three and nine months ended September 30, 2007 was $831,530 and $4,099,328.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2008 and the highest, lowest and average value during the three months ended September 30, 2008. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2008, the Master’s total capital was $1,254,879,764. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

September 30, 2008
(Unaudited)

			Three Months Ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Energy	$271,550,416	21.64%	$347,331,891	$160,617,551	$244,071,688
Energy Swaps	1,620,046	0.13%	1,620,046	1,620,046	1,620,046

Total	$273,170,462	21.77%

*Average monthly Values at Risk

Item 4T.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
Research Analyst Litigation
     On September 30, 2008, the Court of Appeals for the Second Circuit vacated the District Court’s order granting class certification in the matter IN RE SALOMON ANALYST METROMEDIA. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period. The settlement is subject to judicial approval. The proposed settlement amount is covered by existing litigation reserves.
Subprime-Mortgage-Related Litigation
     Citigroup Inc., Citigroup Global Markets Inc. and several current and former officers and directors, and numerous other financial institutions, have been named as defendants in a class action lawsuit filed on September 30, 2008, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 arising out of offerings of Citigroup securities issued in 2006 and 2007. This action, LOUISIANA SHERIFFS’ PENSION AND RELIEF FUND v. CITIGROUP INC., et al., is currently pending in New York state court.
     Citigroup Global Markets Inc., along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which CGMI underwrote securities offerings. These actions assert that CGMI violated Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008.
     On September 12, 2008, defendants, including Citigroup Inc. and Citigroup Global Markets Inc., moved to dismiss the complaint in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION.

Auction Rate Securities-Related Litigation
     On September 19, 2008, MILLER v. CALAMOS GLOBAL DYNAMIC INCOME FUND, et al., which had been pending in the United States District Court for the Southern District of New York and in which Citigroup Global Markets Inc. had been named as a defendant, was voluntarily dismissed.
     On August 25, 2008, Lead Plaintiffs in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint.
     Citigroup Inc. and Citigroup Global Markets Inc., along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) MAYOR AND CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., et al., and (2) MAYFIELD v. CITIGROUP INC., et al., and both are pending in the United States District Court for the Southern District of New York.
     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
     A consolidated amended class action complaint was filed in IN RE MAT FIVE SECURITIES LITIGATION on October 2, 2008.
     On July 21, 2008, the Court approved the voluntary dismissal without prejudice of FERGUSON FAMILY TRUST v. FALCON STRATEGIES TWO LLC, et al.
     Citigroup and its administration and investment committees filed a motion to dismiss the purported class action complaint in LEBER v. CITIGROUP, INC., et al., on August 29, 2008. The motion is currently pending.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

These units were purchased by accredited investors as defined in Regulation D.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable Units	Price Paid per	of Publicly Announced	Purchased Under the
Period	Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2008 – July 31, 2008	562.2854	$8,685.31	N/A	N/A
August 1, 2008 – August 31, 2008	136.3546	$8,977.89	N/A	N/A
September 1, 2008 – September 30, 2008	186.2183	$9,274.10	N/A	N/A
	884.8583	$8,854.31	N/A	N/A

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

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007, and quarterly report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

Smith Barney AAA Energy Fund L.P.

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	November 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and
Director

Date:	November 14, 2008