Form 10-K
period 2009-12-31
AAA CAPITAL ENERGY FUND L.P.
filed 2010-03-31
CIK 1057051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
55 East 59th Street - 10th Floor
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes	No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Limited Partnership Redeemable Units with an aggregate value of $262,573,908 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second calendar month.

As of February 28, 2010, 25,003.8541 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I

Item 1.	Business.
(a) General Development of Business. AAA Capital Energy Fund L.P. (formerly known as Smith Barney AAA Energy Fund L.P.) (the “Partnership”) is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests generally including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership, through its investment in the Master (defined herein) may trade commodity futures and options contracts of any kind. In addition, the Partnership, through its investment in the Master, may enter into swap contracts on energy related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.
During the initial offering period (February 12, 1998 through March 15, 1998) the Partnership sold 49,538 redeemable units of Limited Partnership Interest in the Partnership (“Redeemable Units”). The Partnership commenced its commodity interest trading activities on March 16, 1998. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. The Partnership no longer offers Redeemable Units for sale. During 2008, the Special Limited Partner (defined herein) donated Redeemable Units to the Limited Partners. Sales and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2009, 2008 and 2007 are reported in the Statements of Changes in Partners’ Capital on page F-11 under “Item 8. Financial Statements and Supplementary Data.”
Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC) (“CMF”), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
On September 1, 2001, the Partnership allocated substantially all of its capital to the AAA Master Fund LLC, (formerly known as Citigroup AAA Master Fund LLC), (the “Master”) a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 128,539.1485 units of the Master with a fair value of $128,539,149 (including unrealized appreciation of $7,323,329). The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (the “Advisor”) using the Energy Program – Futures and Swaps, the Advisor’s proprietary, discretionary trading program, to invest together in one trading vehicle. A description of the trading activities and focus of the Advisor is included on page 7 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, the Advisor is a Special Limited Partner (the “Special Limited Partner”) of the Partnership. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master’s commodity broker is CGM and its managing member is CMF. The Master may trade commodity futures and options contracts of any kind, but trades solely energy, energy-related products and grains. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.
For the period January 1, 2009 through December 31, 2009, the approximate average market sector allocation for the Partnership was 100% energy.
At December 31, 2009 and 2008, the Partnership owned approximately 23.3% and 23.2%, respectively of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.
The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.
The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partner’s contributions to the Partnership or (ii) $25,000. The Partnership will be liquidated upon the first to occur of the following: December 31, 2018; the Net Asset Value per Redeemable Unit decreases to less than $400 as of the close of any business day the aggregate net assets of the Partnership decline to less than $1,000,000; or under certain other circumstances as defined per Redeemable Unit in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

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
The Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end net assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s profit share allocation accrual, the monthly management fee and any redemption or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.
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
The Partnership entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership pay CGM brokerage commissions at $18 per round turn for futures, $5 per round turn for swap transactions and $9 per side for options. The brokerage commissions were inclusive of applicable floor brokerage fees. All exchange, clearing, user, give-up, and NFA fees, (collectively the “clearing fees”) are borne by the Master and allocated to the Partnership through its investment in the Master. The Partnership pays CGM brokerage commissions at the above rates based on its proportional share of the Master’s trades. CGM will pay a portion of brokerage fees to its financial advisors who have sold Redeemable Units in the Partnership. The Partnership’s assets not held in the Master’s account at CGM are held in the Partnership’s account at CGM. The Partnership’s assets are deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. Cash margin requirements are maintained by the Master. CGM will pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM will pay such interest to the Partnership out of its own funds whether or not it is able to earn the interest it has obligated itself to pay. Alternatively, CGM may place up to all of the Partnership’s assets in 90-day U.S. Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. The Customer Agreement may be terminated upon notice by either party.
(b) Financial Information about Industry Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 are set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2009, was $282,292,123.
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
The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries and changing interest rates.
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
An investor’s ability to redeem units is limited and no market exists for the units.
Conflicts of interest exist.
The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and commodity broker are affiliates;

2.	The Advisor, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.
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
Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.
Speculative position and trading limits may reduce profitability.
The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

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
There have been no material administrative, civil or criminal actions within the past five years against CGM (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.
Mutual Funds
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
FINRA Settlement
On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which Citigroup Global Markets, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that Citigroup Global Markets failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. Citigroup Global Markets was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
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
On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the SEC, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par Auction Rate Securities from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased Auction Rate Securities from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
Subprime-Mortgage Related Actions
Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Credit Crisis Related Matters
Beginning in the fourth quarter of 2007, certain of Citigroup’s, and Citigroup Global Market’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including Citigroup Global Markets, are involved in discussions with certain of its regulators to resolve certain of these matters.
Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.
In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of CGM.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2009 was 717.

(c)	Dividends. The Partnership did not declare a distribution in 2009, 2008 or 2007. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities. There were no additional sales of Redeemable Units for the twelve months ended December 31, 2009, 2008 and 2007.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2009 – October 31, 2009	119.8366	$11,141.08	N/A	N/A

November 1, 2009 – November 30, 2009	128.9270	$11,288.86	N/A	N/A

December 1, 2009 – December 31, 2009	156.4500	$10,996.34	N/A	N/A

	405.2136	$11,132.22	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 6.	Selected Financial Data.
Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in Net Asset Value per Unit and Net Asset Value per Unit for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 and total assets at December 31, 2009, 2008, 2007, 2006 and 2005 were as follows:

	2009	2008	2007	2006	2005
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage commissions (including clearing fees) of $4,229,768, $5,086,378, $3,960,395, $4,740,069 and $5,383,149, respectively	$31,443,146	$130,274,917	$27,234,329	$61,630,927	$170,933,637
Interest income allocated from Master	142,784	1,194,256	6,743,998	9,819,323	5,081,028

	$31,585,930	$131,469,173	$33,978,327	$71,450,250	$176,014,665

Net income (loss) before allocation to Special Limited Partner	$25,336,190	$125,747,278	$28,681,741	$65,331,807	$170,951,340

Allocation to Special Limited Partner	(5,141,561)	(24,914,378)	(4,492,189)	(11,102,497)	(33,174,063)

Net income (loss) after allocation to Special Limited Partner	$20,194,629	$100,832,900	$24,189,552	$54,229,310	$137,777,277

Increase (decrease) in Net Asset Value per Unit	$697.34	$3,239.74	$655.84	$1,064.98	$2,545.62

Net Asset Value per Unit	$10,996.34	$10,299.00	$7,059.21	$6,403.37	$5,338.39

Total assets	$285,980,036	$310,559,773	$242,063,671	$259,688,401	$309,054,933

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The Partnership, through its investment in the Master, seeks to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests, including, commodity futures and commodity option contracts traded on United States exchanges and certain foreign exchanges and swaps. The Partnership, through its investment in the Master, intends to trade only energy and energy related products, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products), traded on the Chicago Mercantile Exchange, but is authorized to trade commodity futures, swaps and options contracts of any kind. The Partnership has invested substantially all of its capital in the Master. The Advisor is authorized to trade forward contracts on behalf of the Partnership and the Master but does not currently intend to do so (certain swaps that the Advisor trades are, however, the substantial economic equivalent of forward contracts).
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
AAA Capital Management Advisors, Ltd.
The Partnership’s assets allocated to the Advisor for trading are not invested in commodity interests directly. The Advisor’s allocation of the Partnership’s assets is currently invested in the Master. The Advisor trades the Master’s, and thereby the Partnership’s, assets in accordance with its Energy Program — Futures and Swaps.
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
The Advisor generally bases its trading decisions on “fundamental” factors, namely supply and demand for a particular group or type of commodity. The Advisor attempts to buy undervalued commodities and sell overvalued commodities, often but not always simultaneously. The Advisor uses options to attempt either to reduce or define risks.

          The Advisor is aware of price trends but does not trade upon trends. The Advisor often takes profits in positions with specific trends even though that trend may still be intact or perhaps even strong. The Advisor occasionally establishes positions that are countertrend.
          Effective risk management is a crucial aspect of the Advisor’s trading program. Account size, expectation, volatility of the market traded and the nature of other positions taken are all factors in determining the amount of equity committed to each trade. The Master is the Advisor’s largest account.
(a)	Liquidity.
          The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2009.
          To minimize this risk relating to low margin deposits, the Master follows certain trading policies, including:
(i)	The Master invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Master’s net assets allocated to the Advisor.

(iii)	The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Master does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Master does not utilize borrowings other than short-term borrowings if the Master takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. The term “spread” or “straddle” describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Master will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.
          From January 1, 2009 through December 31, 2009, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 13.2%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the master fund.
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
          The Advisor will concentrate the Partnership’s/Master’s trading in energy related markets. Concentration in a limited number of commodity interests may subject the Partnership’s/Master’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Partnership/Master.
          As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in ASC 460, Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).
          The General Partner/Managing Member monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner/Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)
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
          (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

          No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of a month on 10 days notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2009, 2,177.9080 Redeemable Units were redeemed totaling $23,620,701 and 1,389.5644 Units of Special Limited Partnership Interest totaling $15,224,202 were redeemed. For the year ended December 31, 2008, 5,682.3887 Redeemable Units were redeemed totaling $47,287,192 and 1,773.3087 Units of Special Limited Partnership Interest totaling $17,007,106 were redeemed. For the year ended December 31, 2007, 5,293.7553 Redeemable Units were redeemed totaling $35,330,949 and 1,514.3085 Units of Special Limited Partnership Interest totaling $10,537,346 were redeemed.
          Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).
(c)	Results of Operations.
          For the year ended December 31, 2009 the Net Asset Value per Redeemable Unit increased 6.8% from $10,299.00 to $10,996.34. For the year ended December 31, 2008 the Net Asset Value per Redeemable Unit increased 45.9% from $7,059.21 to $10,299.00. For the year ended December 31, 2007 the Net Asset Value per Redeemable Unit increased 10.2% from $6,403.37 to $7,059.21.
          The Partnership, for its own account, through its investment in the Master, experienced a net trading gain of $35,672,914 before commissions and expenses for the year ended December 31, 2009. Gains were primarily attributable to the trading of commodity futures in NYMEX Energy Swaps, NYMEX Heating Oil, NYMEX Gasoline, NYMEX Natural Gas, Unleaded Gasoline, Brent Crude Oil and Grains and were partially offset by losses in IPE Gas Oil, RBOB Gasoline and NYMEX Crude Oil.
          2009 was a volatile year for the financial markets. The U.S. stock market entered 2009 reeling from the financial turmoil of 2008. The results of the sub-prime fallout, bank bailouts, auto industry bankruptcies, and capitulating economic data overwhelmed not just stock prices, but fueled extraordinarily high levels of risk aversion. The market’s recovery was driven by stability in the banking sector and a rapid recovery in global markets. By mid-year 2009, the market hit a bottom in March, banks were seeking to return TARP bailout money and leading indicators were recovering. The Partnership realized gains as directional trends in the first three quarters sufficiently offset losses recorded in December.
          The Partnership recorded gains primarily in natural gas as prices tumbled in the first quarter of 2009. In January, natural gas prices dropped more than 25% on reduced economic activity on natural gas, benefiting short positions on the front end of the price curve. The position was reduced in February as prices stabilized on cold weather. The downward trend continued in March on bearish fundamentals and demand for natural gas continued to suffer, adding profits to the portfolio. While the bearish trend across the petroleum complex became range bound. In the crude oil market, contango spread widened to historic levels indicating that the excess supply in the market was being pushed into storage.
          In the second quarter of 2009, the Partnership realized modest gains evenly split between natural gas and petroleum. Performance with the natural gas book was mixed. April gains came from the Partnership’s long option/volatility positions and short winter/long summer spread positions along the forward gas curve. Profits were partially given back in May in both petroleum and natural gas.
          Oil market activity during summer was impressive. Lead by the refined products, oil prices sold off sharply early in the month with NYMEX crude falling from $73.38/barrel on June 30th to as low as $58.32 by July 13th. Majority of the July’s return was derived from the oil side of the Partnership’s market position. The Partnership realized modest return in the month as gains in trading petroleum markets were offset by losses in the refined products. In particular, while there were very slight returns in distillate markets, refined products performance overall was weighed down by losses in gasoline.
          December proved to be a tough month in the energy markets. Mean reversion lead to a flattening of the crude volatility curve and persistent downward pressure in the long dated crude option volatility value. The epic cold weather across major global markets also worked against the Partnership’s positions in natural gas and petroleum trading books. Small losses were recorded in the fourth quarter of 2009 as a result.
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
          Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated shares of 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three and twelve months ended December 31, 2009 decreased by $66,909 and $1,051,472, respectively as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury Bill rates for the Partnership during the three and twelve months ended December 31, 2009, as compared to the corresponding periods in 2008. Interest earned by the Partnership will increase the net asset value of the Partnership.
          Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage. Brokerage commissions and fees for the three months ended December 31, 2009 increased by $85,903 as compared to the corresponding period in 2008. The increase in commissions and fees is primarily due to an increase in the number of trades during the three months ended December 31, 2009 as compared to the corresponding period in 2008. Brokerage commissions and fees for the twelve months ended December 31, 2009 decreased by $799,461 as compared to the corresponding period in 2008. The decrease in commissions and fees is primarily due to a decrease in the number of trades during the twelve months ended December 31, 2009 as compared to the corresponding period in 2008.
          Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended December 31, 2009 decreased by $70,950 as compared to the corresponding period in 2008. The decrease in management fees is due to a decrease in average net assets during the three months ended December 31, 2009 as compared to the corresponding period in 2008. Management fees for the twelve months ended December 31, 2009 increased by $583,267 as compared to the corresponding period in 2008. The increase in management fees is due to an increase in average net assets during the twelve months ended December 31, 2009 as compared to the corresponding period in 2008.
          Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three and twelve months ended December 31, 2009 was $0 and $5,141,561, respectively. The profit share allocation accrued for the three and twelve months ended December 31, 2008 was $7,665,816 and $24,914,378, respectively.
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
(d)	Off-Balance Sheet Arrangements. None.

(e)	Contractual Obligations. None.

(f)	Operational Risk.
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
(g)	Critical Accounting Policies.
          Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.
          Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).
          Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
          Partnership’s Fair Value Measurements. The Partnership adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

          The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2009 and 2008, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
          The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the year ended December 31, 2009 and 2008, the Master did not hold any derivative instruments for which market quotations are not readily available, and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
          Futures Contracts. The Master trades futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
          Options. The Master may purchase and write (sell), both exchange listed and over-the-counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.
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
          In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
          The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
          Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
          Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair vale hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.
          In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
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
     The Master’s Trading Value at Risk in Different Market Sectors
          The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2009 and 2008, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2009, the Master’s total capitalization was $1,229,195,192 and the Partnership owned approximately 23.3% of the Master.
December 31, 2009

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$133,905,240	10.89%	$352,329,038	$4,405,231	$166,882,818

Total	$133,905,240	10.89%

*	Annual average of month-end Values at Risk
          As of December 31, 2008, the Master’s total capitalization was $1,338,631,099 and the Partnership owned approximately 23.2% of the Master.
December 31, 2008

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$306,037,030	22.86%	$393,679,114	$86,922,706	$205,141,776

Total	$306,037,030	22.86%

*	Annual average of month-end Values at Risk
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
          The following were the primary trading risk exposures of the Master as of December 31, 2009 by market sector.
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
AAA CAPITAL ENERGY FUND L.P.
INDEX TO FINANCIAL STATEMENTS

Page
Number

Oath or Affirmation	F-2

Management’s Report on Internal Control over Financial Reporting	F-3

Reports of Independent Registered Public Accounting Firms	F-4 – F-8

Financial Statements:

Statements of Financial Condition at December 31, 2009 and 2008	F-9

Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-10

Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-11

Notes to Financial Statements	F-12 – F-21

Selected Unaudited Quarterly Financial Data	F-22

Financial Statements of the AAA Master Fund LLC

Oath or Affirmation	F-23

Reports of Independent Registered Public Accounting Firms	F-24 – F-26

Statements of Financial Condition at December 31, 2009 and 2008	F-27

Condensed Schedules of Investments at December 31, 2009 and 2008	F-28 – F-29

Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-30

Statements of Changes in Members’ Capital for the years ended December 31, 2009, 2008 and 2007	F-31

Notes to Financial Statements	F-32 – F-40

Selected Unaudited Quarterly Financial Data	F-41

To the Limited Partners of
AAA Capital Energy Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
AAA Capital Energy Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Management’s Report on Internal Control Over
Financial Reporting

The management of AAA Capital Energy Fund L.P. (formerly, Smith Barney AAA Energy Fund L.P.) (the Partnership), Ceres Managed Futures LLC (formerly, Citigroup Managed Futures LLC), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d — 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

(iii) provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of AAA Capital Energy Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2009 based on the criteria referred to above.

The Partnership’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009, as stated in their report dated March 19, 2010 which appears herein.

Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
AAA Capital Energy Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
AAA Capital Energy Fund L.P.:
We have audited the accompanying statement of financial condition of AAA Capital Energy Fund L.P. (the “Partnership”) as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. We also have audited the Partnership’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, respectively, expressed unqualified opinions on those statements.
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
A partnership’s internal control over financial reporting is a process designed by, or under the supervision of, the partnership’s principal executive and principal financial officers, or persons performing similar functions, and effected by the partnership’s general partner, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and general partner of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AAA Capital Energy Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Registered Public Accounting Firm
To the Partners of
AAA Capital Energy Fund L.P.:
In our opinion, the accompanying statement of financial condition, the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of AAA Capital Energy Fund L.P. (formerly known as Smith Barney AAA Energy Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
AAA Capital Energy Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of AAA Capital Energy Fund L.P. (formerly, Smith Barney AAA Energy Fund L.P.) for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of AAA Capital Energy Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

AAA Capital Energy Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Investment in Master, at fair value (Note 1)	$285,810,508	$310,396,043
Cash (Note 3c)	169,528	163,730

Total assets	$285,980,036	$310,559,773

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$1,337,299	$1,371,845
Management fees (Note 3b)	474,144	515,036
Professional fees	99,622	103,124
Other	56,471	63,365
Redemptions payable (Note 5)	1,720,377	6,705,722

Total liabilities	3,687,913	8,759,092

Partners’ Capital (Notes 1 and 5):
General Partner, 292.7225 and 830.6049 Unit Equivalents outstanding at December 31, 2009 and 2008, respectively	3,218,876	8,554,400
Special Limited Partner, 118.5047 and 1,035.1345 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	1,303,118	10,660,850
Limited Partners, 25,260.2367 and 27,438.1447 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	277,770,129	282,585,431

Total partners’ capital	282,292,123	301,800,681

Total liabilities and partners’ capital	$285,980,036	$310,559,773

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net realized gains (losses) on closed contracts allocated from Master	$127,314,866	$89,348,243	$34,823,784
Change in net unrealized gains (losses) on open contracts allocated from Master	(91,641,952)	46,013,052	(3,629,060)
Interest income allocated from Master	142,784	1,194,256	6,743,998
Expenses allocated from Master	(910,836)	(967,985)	(933,591)

Total income (loss)	34,904,862	135,587,566	37,005,131

Expenses:
Brokerage commissions (Note 3c)	3,318,932	4,118,393	3,026,804
Management fees (Note 3b)	6,021,067	5,437,800	5,033,763
Professional fees	195,332	215,114	187,541
Other	33,341	68,981	75,282

Total expenses	9,568,672	9,840,288	8,323,390

Net income (loss) before allocation to Special Limited Partner	25,336,190	125,747,278	28,681,741
Allocation to Special Limited Partner (Note 3b)	(5,141,561)	(24,914,378)	(4,492,189)

Net income (loss) after allocation to Special Limited Partner	$20,194,629	$100,832,900	$24,189,552

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit Equivalents (Notes 1 and 6)	$697.34	$3,239.79	$655.84

Weighted average units outstanding	27,376.2981	31,845.2438	37,361.4409

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2009, 2008 and 2007

		Special
	Limited	Limited	General
	Partners	Partner	Partner	Total

Partners’ Capital at December 31, 2006	$245,327,808	$5,878,789	$5,852,546	$257,059,143
Redemption of 5,293.7553 Redeemable Units of Limited Partnership Interest	(35,330,949)	—	—	(35,330,949)
Redemption of 1,514.3085 Redeemable Units of Special Limited Partnership Interest	—	(10,537,346)	—	(10,537,346)
Redemption of 83.3741 General Partner Unit Equivalents	—	—	(531,546)	(531,546)
Allocation of net income (loss) for the year ended December 31, 2007:
Allocation of 651.8834 Redeemable Units of Limited Partnership Interest to the Special Limited Partner (Note 3b)	—	4,492,189	—	4,492,189
Net income (loss) available for pro rata distribution	23,087,909	559,229	542,414	24,189,552

Partners’ Capital at December 31, 2007	233,084,768	392,861	5,863,414	239,341,043
Sale of 102.0000 Redeemable Units of Limited Partnership Interest	1,006,658	—	—	1,006,658
Redemption of 5,682.3887 Redeemable Units of Limited Partnership Interest	(47,287,192)	—	—	(47,287,192)
Redemption of 1,773.3087 Redeemable Units of Special Limited Partnership Interest	—	(17,007,106)	—	(17,007,106)
Allocation of net income (loss) for the year ended December 31, 2008:
Allocation of 2,752.7909 Redeemable Units of Limited Partnership Interest to the Special Limited Partner (Note 3b)	—	24,914,378	—	24,914,378
Net income (loss) available for pro rata distribution	95,781,197	2,360,717	2,690,986	100,832,900

Partners’ Capital at December 31, 2008	282,585,431	10,660,850	8,554,400	301,800,681
Redemption of 2,177.9080 Redeemable Units of Limited Partnership Interest	(23,620,701)	—	—	(23,620,701)
Redemption of 1,389.5644 Redeemable Units of Special Limited Partnership Interest	—	(15,224,202)	—	(15,224,202)
Redemption of 537.8824 General Partner Unit Equivalents	—	—	(5,999,845)	(5,999,845)
Allocation of net income (loss) for the year ended December 31, 2009:
Allocation of 472.9346 Redeemable Units of Limited Partnership Interest to the Special Limited Partner (Note 3b)	—	5,141,561	—	5,141,561
Net income (loss) available for pro rata distribution	18,805,399	724,909	664,321	20,194,629

Partners’ Capital at December 31, 2009	$277,770,129	$1,303,118	$3,218,876	$282,292,123

Net Asset Value Per Unit:

2007:	$7,059.21

2008:	$10,299.00

2009:	$10,996.34

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

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

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On September 1, 2001, the Partnership allocated substantially all of its capital to the AAA Master Fund LLC, (formerly known as Citigroup AAA Master Fund LLC), a New York Limited Liability Company (the “Master”). The Partnership purchased 128,539.1485 units of the Master with a fair value of $128,539,149 (including unrealized appreciation of $7,323,329). The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (the “Advisor”) using the Energy Program — Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle. In addition, the Advisor is a special limited partner (the “Special Limited Partner”) (as described below) of the Partnership. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master’s commodity broker is CGM and its managing member is CMF. The Master may trade commodity futures and options contracts of any kind, but trades solely energy, energy-related products and grains. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

The financial statements of the Master, including the Condensed Schedules of Investments, are included elsewhere in this report and should be read together with the Partnership’s financial statements.

At December 31, 2009 and 2008, the Partnership owned approximately 23.3% and 23.2%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The General Partner and each Limited Partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. generally accepted accounting principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.

Partnership’s Fair Value Measurements.  The Partnership adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820 for non financial assets and non financial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership adopted amendments to ASC 820 Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the

AAA Capital Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2009 and 2008, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$285,810,508	$—	$285,810,508	$—

Total fair value	$285,810,508	$—	$285,810,508	$—

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$310,396,043	$—	$310,396,043	$—

Total fair value	$310,396,043	$—	$310,396,043	$—

Master’s Investments.  All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to

AAA Capital Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for non financial assets and non financial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$741,495,723	$741,495,723	$—	$—

Total assets	741,495,723	741,495,723	—	—

Liabilities
Futures and Exchange Cleared Swaps	$50,857,890	$50,857,890	$—	$—
Options written	352,233,900	352,233,900	—	—

Total liabilities	403,091,790	403,091,790	—	—

Total fair value	$338,403,933	$338,403,933	$—	$—

		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures and Exchange Cleared Swaps	$268,819,884	$268,819,884	$—	$—
Options owned	906,666,577	906,666,577	—	—

Total assets	1,175,486,461	1,175,486,461	—	—

Liabilities
Options written	$624,018,932	$624,018,932	$—	$—

Total liabilities	624,018,932	624,018,932	—	—

Total fair value	$551,467,529	$551,467,529	$—	$—

Futures Contracts. The Master trades futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a

AAA Capital Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Options. The Master may purchase and write (sell), both exchange listed and over-the-counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

Brokerage Commissions. Commission charges to open and close futures and exchange traded swap contracts are expensed at the time the positions are opened. Commission charges on option contracts are expensed at the time the position is established and when the option contract is closed.

d.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.

e.	Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

f.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which , among other things, amends ASC 820 to require entities to separately present purchases,

AAA Capital Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

g.	Certain prior period amounts have been reclassified to conform to current period presentation.

h.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

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

The General Partner, on behalf of the Partnership, has entered into a management agreement with the Advisor (the “Management Agreement”), a registered commodity trading advisor. The Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end net assets allocated to the Advisor. Month-end net assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s profit share allocation accrual, the monthly management fee and any redemption or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

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

AAA Capital Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

c.	Customer Agreement:

The Partnership entered into a customer agreement (the “Customer Agreement”) which provided that the Partnership pay CGM brokerage commissions at $18 per round turn for futures, $5 per round turn for swap transactions and $9 per side for options. The brokerage commissions were inclusive of applicable floor brokerage fees. All exchange, clearing, user, give-up, and NFA fees (collectively, the “clearing fees”) are borne by the Master and allocated to the Partnership through its investment in the Master. The Partnership pays CGM brokerage commissions at the above rates based on its proportional share of the Master’s trades. CGM will pay a portion of its brokerage fees to financial advisors who have sold Redeemable Units in the Partnership. The Partnership’s assets, not held in the Master’s account at CGM are held in the Partnership’s account at CGM. The Partnership’s assets are deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. Cash margin requirements are maintained by the Master. CGM will pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Alternatively, CGM may place up to all of the Master’s assets in 90-day U.S. Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and exchange cleared swaps contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange cleared swaps contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and exchange cleared swap contracts and options contracts traded for the year ended December 31, 2009

AAA Capital Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

based on a quarterly calculation, was 312,729. The following table indicates the fair values of derivative instruments of futures and exchange cleared swaps and options contracts as separate assets and liabilities.

	December 31, 2009
Assets
Futures and Exchange Cleared Swap Contracts
Energy	$274,140,959

Total unrealized appreciation on open futures and exchange cleared swap contracts	$274,140,959

Liabilities
Futures and Exchange Cleared Swap Contracts
Energy	$(324,998,849)

Total unrealized depreciation on open futures and exchange cleared swap contracts	$(324,998,849)

Net unrealized depreciation on open futures and exchange cleared swap contracts	$(50,857,890	)*

Assets
Options Owned
Energy	$741,495,723

Options owned	$741,495,723	**

Liabilities
Options Written
Energy	$352,233,900

Options written	$352,233,900	***

*	This amount is in “Net unrealized depreciation on open futures and exchange cleared swap contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Options owned, at fair value” on the Master’s Statements of Financial Condition.

***	This amount is in “Options written, at fair value” on the Master’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

	December 31, 2009
Sector	Gain (loss) from trading

Energy	$154,505,739

Total	$154,505,739	****

****	This amount is in “Gain (loss) from trading, net” on the Master’s Statement of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their Net Asset Value as of the last day of a month on 10 days notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$1,104.17	$4,192.14	$741.55
Interest income	5.16	36.89	179.39
Expenses and allocation to Special Limited Partner**	(411.99)	(989.24)	(265.10)

Increase (decrease) for year	697.34	3,239.79	655.84
Net Asset Value per Redeemable Unit, beginning of year	10,299.00	7,059.21	6,403.37

Net Asset Value per Redeemable Unit, end of year	$10,996.34	$10,299.00	$7,059.21

*	Includes Partnership commissions and expense allocated from Master.

**	Excludes Partnership commissions and expense allocated from Master and includes allocation to Special Limited Partner.

	2009	2008	2007

Ratios to average net assets:
Net investment income (loss) before allocation to Special Limited Partner ***	(3.5)%	(3.7)%	(1.0)%

Operating expenses	3.6%	4.1%	3.7%
Allocation to Special Limited Partner	1.8%	9.5%	1.8%

Total expenses and allocation to Special Limited Partner	5.4%	13.6%	5.5%

Total return:
Total return before allocation to Special Limited Partner	8.7%	57.9%	12.3%
Allocation to Special Limited Partner	(1.9)%	(12.0)%	(2.1)%

Total return after allocation to Special Limited Partner	6.8%	45.9%	10.2%

***	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner).

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

AAA Capital Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

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

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in ASC 460 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and exchange cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2009 and 2008 is summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$1,007,923	$8,112,874	$1,935,687	$20,529,446

Net income (loss) before allocation to Special Limited Partner	$(503,234)	$6,572,341	$360,511	$18,906,572

Net income (loss) after allocation to Special Limited Partner	$(503,234)	$5,266,586	$296,847	$15,134,430

Increase (decrease) in Net Asset Value per Unit	$(22.25)	$191.51	$4.69	$523.39

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$40,018,033	$44,770,520	$37,993,457	$8,687,163

Net income (loss) before allocation to Special Limited Partner	$38,407,154	$43,267,393	$36,648,202	$7,424,529

Net income (loss) after allocation to Special Limited Partner	$30,741,338	$34,685,958	$29,347,762	$6,057,842

Increase (decrease) in Net Asset Value per Unit	$1,024.90	$1,111.97	$920.42	$182.50

To the Members of
AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC Managing Member, AAA Master Fund LLC

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
AAA Master Fund LLC:
We have audited the accompanying statement of financial condition of AAA Master Fund LLC (the “Company”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in members’ capital for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of AAA Master Fund LLC as of December 31, 2009, and the results of its operations and its changes in members’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Members of
AAA Master Fund LLC:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in members’ capital present fairly, in all material respects, the financial position of AAA Master Fund LLC (formerly known as Citigroup AAA Master Fund LLC) at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Members
AAA Master Fund LLC:
We have audited the accompanying statements of income and expenses and changes in members’ capital of AAA Master Fund LLC (formerly, Citigroup AAA Master Fund LLC) for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in members’ capital of AAA Master Fund LLC for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

AAA Master Fund LLC
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$778,736,469	$696,338,412
Cash margin (Note 3c)	112,350,862	90,640,874
Net unrealized appreciation on open futures and exchange cleared swap contracts	—	268,819,884
Options owned, at fair value (cost $885,211,273 and $867,124,483, respectively)	741,495,723	906,666,577

	1,632,583,054	1,962,465,747
Due from brokers	—	518,950

Total assets	$1,632,583,054	$1,962,984,697

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange cleared swap contracts	$50,857,890	$—
Options written, at fair value (premium $435,825,576 and $600,446,669, respectively)	352,233,900	624,018,932
Accrued expenses:
Professional fees	296,072	334,666

Total liabilities	403,387,862	624,353,598

Members’ Capital:
Members’ Capital, 123,710.6078 and 150,805.9242 Units of Member Interest outstanding at December 31, 2009 and 2008, respectively	1,229,195,192	1,338,631,099

Total liabilities and members’ capital	$1,632,583,054	$1,962,984,697

See accompanying notes to financial statements.

AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy	76,309	$(83,380,536)	(6.78)%

Total futures and exchange cleared swap contracts purchased		(83,380,536)	(6.78)

Futures and Exchange Cleared Swap Contracts Sold
Energy	68,230	32,522,646	2.65

Total futures and exchange cleared swap contracts sold		32,522,646	2.65

Options Owned
Energy
Call
NYMEX LT Crude Oil Feb 10 – Dec 12	10,366	130,224,950	10.59
NYMEX Natural Gas E Feb 10 – Oct 14	23,072	135,333,168	11.01
Other	8,589	115,880,958	9.43

Call options owned		381,439,076	31.03

Put
NYMEX Crude Oil E Dec 10 – Dec 16	13,074	127,745,250	10.39
NYMEX LT Crude Oil Feb 10 – Dec 13	10,761	73,976,480	6.02
NYMEX Natural Gas E Feb 10 – May 14	9,735	116,193,705	9.45
Other	8,960	42,141,212	3.43

Put options owned		360,056,647	29.29

Total options owned		741,495,723	60.32

Options Written
Energy
Call
NYMEX Heating Oil Feb 10 – Dec 10	6,014	(61,856,584)	(5.03)
NYMEX Natural Gas E Feb 10 – Oct 14	18,423	(77,041,748)	(6.27)
Other	19,042	(109,221,068)	(8.89)

Call options owned		(248,119,400)	(20.19)

Put
Other	21,738	(104,114,500)	(8.47)

Put options written		(104,114,500)	(8.47)

Total options written		(352,233,900)	(28.66)

Total fair value		$338,403,933	27.53%

See accompanying notes to financial statements.

AAA Master Fund LLC
Condensed Schedule of Investments
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

AAA Master Fund LLC
Statements of Income and Expenses
for the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$550,277,218	$383,464,674	$139,780,388
Change in net unrealized gains (losses) on open contracts	(395,771,479)	187,955,527	(15,598,237)

Gain (loss) from trading, net	154,505,739	571,420,201	124,182,151
Interest income	661,850	5,262,752	27,854,202

Total income (loss)	155,167,589	576,682,953	152,036,353

Expenses:
Clearing fees	3,343,809	3,223,638	3,197,637
Professional fees	628,350	848,543	508,210

Total expenses	3,972,159	4,072,181	3,705,847

Net income (loss)	$151,195,430	$572,610,772	$148,330,506

Net income (loss) per Unit of Member Interest (Notes 1 and 6)	$1,064.36	$3,494.47	$756.40

Weighted average units outstanding	139,419.9283	172,420.9234	200,906.2331

See accompanying notes to financial statements.

AAA Master Fund LLC
Statements of Changes in Members’ Capital
for the years ended December 31, 2009, 2008 and 2007

Members’
Capital

Members’ Capital at December 31, 2006	$993,359,899
Net income (loss)	148,330,506
Sale of 28,091.0093 Units of Member Interest	140,284,151
Redemption of 50,568.2147 Units of Member Interest	(254,888,582)
Distribution of interest income to feeder funds	(27,632,438)

Members’ Capital at December 31, 2007	999,453,536
Net income (loss)	572,610,772
Sale of 26,018.8922 Units of Member Interest	176,599,395
Redemption of 59,881.8271 Units of Member Interest	(404,833,765)
Distribution of interest income to feeder funds	(5,198,839)

Members’ Capital at December 31, 2008	1,338,631,099
Net income (loss)	151,195,430
Sale of 18,789.6645 Units of Member Interest	178,448,063
Redemption of 45,884.9809 Units of Member Interest	(438,417,550)
Distribution of interest income to feeder funds	(661,850)

Members’ Capital at December 31, 2009	$1,229,195,192

Net Asset Value per Unit of Member Interest:

2007:	$5,412.14

2008:	$8,876.52

2009:	$9,936.05

See accompanying notes to financial statements.

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

1.	General:

AAA Master Fund LLC, formerly Citigroup AAA Master Fund LLC (the “Master”) is a limited liability company formed under the New York Limited Liability Company Law. The Master’s purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Master may trade commodity futures and option contracts of any kind but intends initially to trade solely energy and energy related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units of member interest (“Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the managing member (the “Managing Member”) and commodity pool operator of the Master. The Managing Member is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the Managing Member was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On September 1, 2001 (date Master commenced trading), AAA Capital Energy Fund L.P. (formerly Smith Barney AAA Energy Fund L.P.) (“AAA”) allocated substantially all of its capital and Orion Futures Fund L.P. (formerly Citigroup Orion Futures Fund L.P.) (“Orion”) allocated a portion of its capital to the Master. The partnerships purchased 133,712.5867 Units of the Master with a fair value of $133,712,587 (including unrealized appreciation of $7,755,035). On July 1, 2002, AAA Capital Energy Fund L.P. II (formerly Citigroup AAA Energy Fund L.P. II) (“AAA II”) allocated substantially all of its capital to the Master and purchased 64,945.0387 Units with a fair value of $94,925,000. On November 1, 2003, Pinnacle Natural Resources, L.P. (“Pinnacle”) allocated a portion of its capital to the Master and purchased 1,104.9839 Units with a fair value of $1,500,000. On October 1, 2005, Tactical Diversified Futures Fund L.P. (formerly Citigroup Diversified Futures Fund L.P.) (“Tactical Diversified”) allocated a portion of its capital to the Master and purchased 13,956.1190 Units with a fair value of $50,000,000. On July 1, 2005, Institutional Futures Portfolio L.P. (formerly CMF Institutional Futures Portfolio L.P.) (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 2,386.2338 Units with a fair value of $7,000,000. On November 1, 2005, a private investor (“Private Investor”) purchased 1,196.6879 Units with a fair value of $4,000,000. On February 28, 2006, Pinnacle redeemed its entire investment in the Master. This redemption amounted to 2,662.7928 Units with a fair value of $11,982,967. On June 1, 2006, Legion Strategies LLC (“Legion LLC”) allocated a portion of its capital to the Master and purchased 827.0580 Units with a fair value of $4,000,000. On June 30, 2006, a Private investor redeemed its entire investment in the Master. This redemption amounted to 951.9315 Units with a fair value of $4,795,926. On July 1, 2006, Legion Strategies, LTD (“Legion LTD”) allocated a portion of its capital to the Master and purchased 793.9501 Units with a fair value of $4,000,000. On October 1, 2006, Energy Advisors Portfolio L.P. (formerly Citigroup Energy Advisors Portfolio L.P.) (“Energy Advisors”) allocated a portion of its capital to the Master and purchased 723.8213 Units with a fair value of $3,315,000. On March 1, 2007, Global Futures Fund Ltd. (formerly Citigroup Global Futures Fund Ltd.) (“Global Futures”) allocated a portion of its capital to the Master and purchased 344.5961 Units with a fair value of $1,614,644. On December 31, 2007, Legion LLC redeemed its entire investment in the Master. This redemption amounted to 761.6691 units with a fair value of $4,129,086, which includes interest income of $6,187. On April 1, 2009, Orion Futures Fund (Cayman) Ltd. (formerly Citigroup Orion Futures Fund (Cayman) Ltd.) (“Orion Cayman) allocated a portion of its capital to the Master and purchased 84.1311 Units with a fair value of $800,000. The Master was formed to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd (successor to AAA Capital Management, Inc.) (the “Advisor”) using the Energy Program – Futures and Swaps, the Advisor’s proprietary, discretionary trading program, to invest together in one vehicle.

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

The Master operates under a structure where its investors consist of AAA, AAA II, Tactical Diversified, Institutional Portfolio, Energy Advisors, Global Futures, Legion LTD, Orion and Orion Cayman (each a “Member”, collectively the “Funds”) owned approximately 23.3%, 40.3%, 6.6%, 2.1%, 0.8%, 2.3%, 1.1%, 23.2% and 0.3% investments in the Master at December 31, 2009, respectively. AAA, AAA II, Tactical Diversified, Institutional Portfolio, Energy Advisors, Global Futures, Legion LTD and Orion had approximately 23.2% 40.6%, 10.2%, 2.0%, 1.2%, 2.0%, 1.0% and 19.8% investments in the Master at December 31, 2008, respectively.

The Master will be liquidated under certain circumstances as defined in the Limited Liability Company Agreement of the Master (the “Limited Liability Company Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. generally accepted accounting principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements. The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$741,495,723	$741,495,723	$—	$—

Total assets	741,495,723	741,495,723	—	—

Liabilities
Futures and Exchange Cleared Swaps	$50,857,890	$50,857,890	$—	$—
Options written	352,233,900	352,233,900	—	—

Total liabilities	403,091,790	403,091,790	—	—

Total fair value	$338,403,933	$338,403,933	$—	$—

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures and Exchange Cleared Swaps	$268,819,884	$268,819,884	$—	$—
Options owned	906,666,577	906,666,577	—	—

Total assets	1,175,486,461	1,175,486,461	—	—

Liabilities
Options written	$624,018,932	$624,018,932	$—	$—

Total liabilities	624,018,932	624,018,932	—	—

Total fair value	$551,467,529	$551,467,529	$—	$—

d.	Futures Contracts. The Master trades futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits through the futures broker directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Options. The Master may purchase and write (sell), both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

f.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

g.	Income Taxes. Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Member concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States – 2006.

h.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

i.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

j.	Certain prior period amounts have been reclassified to conform to current period presentation.

k.	Net Income (Loss) per Unit. Net income (loss) per Unit of Member Interest is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Liability Company Agreement:

The Managing Member administers the business affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

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

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

connection with the Management Agreement shall be borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All floor brokerage, exchange, clearing, user, give-up and NFA fees (collectively the “clearing fees”) are borne by the Master consistent with contractual agreements. All other fees (management fees, administrative fees, incentive fees, brokerage commissions and offering costs) shall be borne by the Funds. All of the Master’s cash is deposited by CGM in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements was $112,350,862 and $90,640,874, respectively. The Customer Agreement may be terminated by either party. All commissions in connection with the Customer Agreement shall be borne by the Funds.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master, respectively, the legal right to net unrealized gains and losses on open futures and exchange cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange cleared swap contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and exchange cleared swap contracts and options contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 312,729.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Members’ Capital.

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

The following table indicates the fair values of derivative instruments of futures and options contracts as separate assets and liabilities.

	December 31, 2009

Assets
Futures and Exchange Cleared Swap Contracts
Energy	$274,140,959

Total unrealized appreciation on open futures and exchange cleared swap contracts	$274,140,959

Liabilities
Futures and Exchange Cleared Swap Contracts
Energy	$(324,998,849)

Total unrealized depreciation on open futures and exchange cleared swap contracts	$(324,998,849)

Net unrealized depreciation on open futures and exchange cleared swap contracts	$(50,857,890	)*

Assets
Options Owned
Energy	$741,495,723

Options owned	$741,495,723	**

Liabilities
Options Written
Energy	$352,233,900

Options written	$352,233,900	***

*	This amount is in “Net unrealized depreciation on open futures and exchange cleared swap contracts” on the Statements of Financial Condition.

**	This amount is in “Options owned, at fair value” on the Statements of Financial Condition.

***	This amount is in “Options written, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

	December 31,2009
Sector	Gain (loss) from trading

Energy	$154,505,739

Total	$154,505,739	****

****	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become non-managing members on the first day of the month after their subscription is processed. A non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Unit of Member Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the Managing Member at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the non-managing member elects to redeem and informs the Master.

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

6.	Financial Highlights:

Changes in the Net Asset Value per Unit of Member Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$1,064.16	$3,469.13	$618.16
Interest income	4.82	30.48	140.84
Expenses**	(4.62)	(5.14)	(2.60)

Increase (decrease) for the year	1,064.36	3,494.47	756.40
Distribution of interest income to feeder funds	(4.83)	(30.09)	(139.72)
Net Asset Value per Unit of Member Interest, beginning of year	8,876.52	5,412.14	4,795.46

Net Asset Value per Unit of Member Interest, end of year	$9,936.05	$8,876.52	$5,412.14

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Ratio to average net assets:
Net investment income (loss)***	(0.3)%	0.1%	2.4%

Operating expenses	0.3%	0.4%	0.4%

Total return	12.0%	64.6%	15.8%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization. As of December 31, 2009, there are no OTC swap contracts the Master is a party to.

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in ASC 460, Guarantees (formerly FAS Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The Managing Member monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards, options and swaps positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Master for the years ended December 31, 2009 and 2008 is summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$9,738,633	$39,593,130	$11,578,159	$90,913,858

Net income (loss)	$9,596,868	$39,460,830	$11,401,249	$90,736,483

Increase (decrease) in Net Asset Value per Unit of Member Interest	$61.37	$289.49	$79.60	$633.90

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$175,399,992	$194,086,196	$163,785,949	$40,187,178

Net income (loss)	$175,150,122	$193,836,326	$163,573,146	$40,051,178

Increase (decrease) in Net Asset Value per Unit of Member Interest	$1,134.53	$1,182.02	$954.68	$223.24

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
KPMG LLP (“KPMG”) was previously the principal accountant for the Partnership through June 26, 2008. On June 27, 2008, KPMG was dismissed as principal accountant and PricewaterhouseCoopers LLP (“PwC”) was engaged as the independent registered public accounting firm. From June 27, 2008 through July 22, 2009, PwC was the principal accountant for the Partnership. On July 22, 2009, PwC was dismissed as principal accountant and on July 23, 2009 Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, and the audit of the fiscal year ended December 31, 2007, and through June 26, 2008, there were no disagreements with PwC or KPMG, respectively, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
The respective audit report of PwC and KPMG on the financial statements of the Partnership as of and for the years ended December 31, 2008 and 2007, respectively, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.

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
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The Partnership has no officers or directors and its affairs are managed by its General Partner, Ceres Managed Futures LLC. Investment decisions are made by the Advisor.
The officers and directors of the General Partner are Jerry Pascucci (President, Chief Investment Officer and Director), Jennifer Magro (Chief Financial Officer, Vice President and Director), Daryl Dewbrey (Secretary and Director), Shelley Deavitt Ullman (Senior Vice President and Director) and Raymond Nolte (Director). Each director holds office until his or her successor is elected, or until his or her earlier death, resignation or removal. Vacancies on the board of directors may be filled by appointment by the sole member of the General Partner, Morgan Stanley Smith Barney Holdings LLC which wholly owns the General Partner, or by unanimous vote of the remaining directors, depending on the circumstances of the vacancy. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer holds office until his or her death, resignation or removal.
Mr. Pascucci, age 40, is President, Chief Investment Officer and Director of the General Partner (since March 2007, May 2005 and June 2005, respectively). Mr. Pascucci’s principal status was approved by the NFA in June 2005. He is also registered as an associated person of the General Partner (since June 2009) and of Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”) (since August 2009). From March 2007 to July 2009, Mr. Pascucci was a Managing Director of Citigroup Alternative Investments LLC (“CAI”), a division of Citigroup that administers its hedge fund and fund of funds businesses, and until July 2009, its commodity pool business. He was also Chief Investment Officer of CAI’s Hedge Fund Management Group from March 2007 to July 2009. He was registered as an associated person of CGM from February 2006 to July 2009. Mr. Pascucci has been responsible for trading advisor selection, due diligence and portfolio construction for managed futures funds and accounts since May 1999. Between May 1996 and May 1999, Mr. Pascucci served as a Senior Credit Risk Officer for CGM, focused primarily on market and counterparty risks associated with CMS’commodity pool and hedge fund clients. Prior to joining CGM in May 1996, Mr. Pascucci was employed (from October 1992) by ABN AMRO North America at its European American Bank subsidiary as a corporate banking officer where he facilitated the establishment of credit lines and other loan facilities for corporate clients.
Ms. Magro, age 38, is Chief Financial Officer, Director and Vice President of the General Partner (since October 2006, May 2005 and August 2001, respectively). Ms. Magro’s principal status was approved by the NFA in June 2005. She was also a Managing Director of CAI and Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining CGM in January 1996, Ms. Magro was employed by Prudential Securities Inc. (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products.
Mr. Dewbrey, age 39, is Secretary and Director of the General Partner (since July 2009 and March 2007, respectively). He registered as an associated person of the General Partner in January 2004 and became a principal of the General Partner in March 2007. He is also registered as an associated person of Morgan Stanley Smith Barney (since August 2009). He was registered as an associated person of CGM from March 1998 to July 2009. Mr. Dewbrey has worked with the General Partner in varying capacities since April 2001, and, since May 2005, Mr. Dewbrey has been head of managed futures product development. Mr. Dewbrey was a director of CAI responsible for marketing and client services for CAI’s Hedge Fund Management Group from February 2007 to July 2009. From October 1997 to September 2000, Mr. Dewbrey was head of CGM’s managed futures trading desk. In September 2000, Mr. Dewbrey was selected for the Salomon Smith Barney Sales and Trading Training Program. Mr. Dewbrey began his career in the futures markets with Rosenthal Collins Group, a futures brokerage firm, where he worked from May 1990 to October 1997 in varying capacities on the trading floors of the Chicago Board of Trade, COMEX and the New York Mercantile Exchange. Mr. Dewbrey is a member of the Managed Funds Association and the Futures Industry Association.
Ms. Ullman, age 51, is a Managing Director of CGM’s Futures Division and a Senior Vice President and Director of the General Partner (since May 1997 and April 1994, respectively). Ms. Ullman’s principal status was approved by the NFA in June 1994. She was registered as an associated person of the General Partner from January 2004 to July 2009. Ms. Ullman is registered as an associated person of CGM (since July 1993). She is also the branch manager of the CGM branch that supports the General Partner (since January 2002). Previously, Ms. Ullman was a Vice President of Lehman Brothers (October 1985 to July 1993), with responsibility for execution, administration, operations and performance analysis for managed futures funds and accounts. She was registered as an associated person of Lehman Brothers Inc. (from February 1983 to July 1993) and was principal of Lehman Brothers Capital Management Corp. (from April 1989 to July 1993).
         Mr. Nolte, age 48, is the Chief Executive Officer and the Chairman of the Investment Committee of CAI’s Hedge Fund Management Group. He registered as an associated person and became a principal of the General Partner in March 2007. He was appointed a Director of the General Partner in March 2007. He is also registered as an associated person of CGM (since October 2005). He registered as an associated person and became a principal of CAI in March 2007. Prior to joining CAI in September 2005, Mr. Nolte worked at Deutsche Bank and its affiliate Deutsche Asset Management (from June 1999 to September 2005). He was registered as an associated person and was a principal of DB Capital Advisors Inc. (from July 2000 to May 2005) and DB Investment Managers Inc. (from May 2002 to June 2005). Prior to that, Mr. Nolte worked for Bankers Trust (from May 1983 until the firm was acquired by Deutsche Bank in June 1999). During his employment at Deutsche Asset Management, Mr. Nolte served as the Global Head and Chief Investment Officer of the DB Absolute Return Strategies (“DB ARS”) Fund of Funds business, the Chairman of the DB ARS Fund of Funds Investment Committee, the Vice Chairman of DB ARS and Head of the Single Manager Hedge Fund business. While employed at Deutsche Bank and Deutsche Asset Management, Mr. Nolte’s duties included overseeing the firm’s fund of funds and hedge fund businesses. Mr. Nolte was the founder and head of the Investment Committee for the Topiary Fund, Deutsche Bank’s first fund of hedge funds. The DB ARS Fund of Hedge Funds platform grew to $7 billion in assets under management during Mr. Nolte’s tenure. That business was comprised of several multi-manager, multi-strategy funds as well as single strategy funds and separate accounts.
The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.
Item 11. Executive Compensation.
The Partnership has no directors or officers. Its affairs are managed by its General Partner, which receives compensation for its services, as set forth under “Item 1. Business. “ CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under “Item 1. Business.” During the year ended December 31, 2009, CGM earned $3,318,932 in brokerage commissions and clearing fees from the Partnership and through the Partnership’s investment in the Master. The Advisor earned $6,021,067 in management fees for the year ended December 31, 2009. A profit share allocation of $5,141,561 was earned by the Advisor for the year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(a) Security ownership of certain beneficial owners. As of February 28, 2010, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 292.7225 (1.1%) of Units of Limited Partnership Interest as of December 31, 2009.
Principals of the General Partner who own Redeemable Units: None.
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
(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the period from July 23, 2009 through December 31, 2009, PwC in the period from June 27, 2008 through July 22, 2009 and KPMG LLP (“KPMG”) in the period from January 1, 2008 through June 26, 2008 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

Deloitte	$53,000

PwC	$214,900

KPMG	$25,000

(2)Audit-Related Fees. None
(3)Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2009	$25,000

2008	$15,700
(4) All Other Fees. None.
(5) Not Applicable.
(6) Not Applicable.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1)	Financial Statements: Statements of Financial Condition at December 31, 2009 and 2008.

Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007.

Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007.

Notes to Financial Statements

(2)	Exhibits

3.1		Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated December 30, 1997 (filed as Exhibit 3.1 to the Partnership Form 10 filed on April 30, 1999 and incorporated herein by reference).

	(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

3.2		Amended and Restated Limited Partnership Agreement, dated September 30, 2006 (filed as Exhibit 10.1 to the Form 10-Q filed on November 14, 2006 and incorporated herein by reference).

10.1		Customer Agreement between the Partnership and Smith Barney Inc., dated February 12, 1998 (filed as Exhibit 10.B to the Partnership Form 10 filed on April 30, 1999 and incorporated herein by reference).

10.2		Agency Agreement among the Partnership, Smith Barney Futures Management Inc. and Smith Barney Inc., dated February 12, 1998 (filed as Exhibit 10.2 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.3		Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.4		Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated February 9, 1998 (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Advisory Agreement among the Partnership, the General Partner and AAA Capital Management Advisors, Ltd., dated April 3, 2006 (filed as Exhibit 33 to the Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

	(a)	Letter from the General Partner extending Advisory Agreement with AAA Capital Management Advisory, Ltd. for 2009, dated June 9, 2009 (filed herein).

16.1		Letter from KPMG LLP (filed as Exhibit 16.1 to the Form 8-K filed on July 1, 2008 and incorporated herein by reference).

16.2		Letter from Pricewaterhouse Coopers LLP (filed as Exhibit 16.1 to the Form 8-K filed on July 23, 2009 and incorporated herein by reference).
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference
31.1	– Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	– Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1	– Section 1350 Certification (Certification of President and Director)

32.2	– Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2010.

AAA CAPITAL ENERGY FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci,
President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci Jerry Pascucci President and Director Ceres Managed Futures LLC	/s/ Shelley Deavitt Ullman Shelley Deavitt Ullman Director Ceres Managed Futures LLC

/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer) Ceres Managed Futures LLC	/s/ Daryl Dewbrey Daryl Dewbrey Director Ceres Managed Futures LLC

/s/ Raymond Nolte Raymond Nolte Director Ceres Managed Futures LLC
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.