Form 10-Q
period 2010-03-31
AAA CAPITAL ENERGY FUND L.P.
filed 2010-05-17
CIK 1057051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes   No X

As of April 30, 2010, 24,688.7507 Limited Partnership Redeemable Units were outstanding.

AAA CAPITAL ENERGY FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2010 and December 31, 2009 (unaudited)	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2010 and 2009 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of AAA Master Fund LLC (unaudited)	5 – 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	22

PART II - Other Information		23 – 26

Exhibits

EX-31.1
EX-31.2
EX-32.1
EX-32.2
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

PART I

Item 1. Financial Statements

AAA Capital Energy Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009

Assets:
Investment in Master, at fair value	$269,410,048	$285,810,508
Cash	212,758	169,528

Total assets	$269,622,806	$285,980,036

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,611,873	$1,337,299
Management fees	446,345	474,144
Other	203,858	156,093
Redemptions payable	2,158,996	1,720,377

Total liabilities	4,421,072	3,687,913

Partners’ Capital:
General Partner, 292.7225 Unit equivalents outstanding at March 31, 2010 and December 31, 2009	3,093,799	3,218,876
Special Limited Partner, 118.5047 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009	1,252,482	1,303,118
Limited Partners, 24,681.0741 and 25,260.2367 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009, respectively	260,855,453	277,770,129

Total partners’ capital	265,201,734	282,292,123

Total liabilities and partners’ capital	$269,622,806	$285,980,036

Net Asset Value per Unit	$10,569.05	$10,996.34

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Income:
Net realized gains (losses) on closed contracts allocated from Master	$(14,584,949)	$13,635,779
Change in net unrealized gains (losses) on open contracts allocated from Master	6,533,360	7,809,983
Interest income allocated from Master	23,144	45,864
Expenses allocated from Master	(274,869)	(203,514)

Total income (loss)	(8,303,314)	21,288,112

Expenses:
Brokerage commissions	1,152,877	758,666
Management fees	1,362,401	1,553,116
Other	68,234	69,758

Total expenses	2,583,512	2,381,540

Net income (loss) before allocation to Special Limited Partner	(10,886,826)	18,906,572
Allocation to Special Limited Partner	—	(3,772,142)

Net income (loss) after allocation to Special Limited Partner	(10,886,826)	15,134,430
Additions — Special Limited Partners	—	3,772,142
Redemptions — Limited Partners	(6,203,563)	(11,439,566)

Net increase (decrease) in Partners’ Capital	(17,090,389)	7,467,006
Partners’ Capital, beginning of period	282,292,123	301,800,681

Partners’ Capital, end of period	$265,201,734	$309,267,687

Net Asset Value per Unit (25,092.3013 and 28,576.6655 Units outstanding at March 31, 2010 and 2009, respectively)	$10,569.05	$10,822.39

Net income (loss) per Redeemable Units of Limited Partnership Interest and General Partner Unit Equivalents	$(427.29)	$523.39

Weighted average units outstanding	25,466.4558	29,006.6677

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

1.	General:

AAA Capital Energy Fund L.P. (the “Partnership”) is a Limited Partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership, through its investment in the Master (defined herein), may trade commodity futures and options contracts of any kind. In addition, the Partnership, through its investment in the Master, may enter into swap contracts on energy related products. During the initial offering period (February 12, 1998 through March 15, 1998), the Partnership sold 49,538 redeemable units of Limited Partnership Interest (“Redeemable Units”). The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests. The Partnership no longer offers Redeemable Units for sale.

Ceres Managed Futures LLC (“CMF”), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On September 1, 2001, the Partnership allocated substantially all of its capital to the AAA Master Fund LLC (the “Master”), a New York Limited Liability Company. The Partnership purchased 128,539.1485 units of the Master with a fair value of $128,539,149 (including unrealized appreciation of $7,323,329). The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (the “Advisor”) using the Energy Program—Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle. In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master’s commodity broker is CGM and its managing member is CMF. The Master may trade commodity futures and options contracts of any kind, but trades solely energy, energy-related products, lumber and grains. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Partnership through it’s investment in the Master, are volatile and involve a high degree of market risk.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2010.

At March 31, 2010, the Partnership owned approximately 25.0% of the Master. At December 31, 2009, the Partnership owned approximately 23.3% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on is done primarily on United States of America commodity exchanges and foreign commodity engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2010 and December 31, 2009, and the results of its operations for the three months ended March 31, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. generally accepted accounting principles (“GAAP”) for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.
     The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2010 and December 31, 2009 and Statements of Income and Expenses and Changes in Members’ Capital for the three months ended March 31, 2010 and 2009 are presented below:

AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009

Assets:
Equity in trading account:
Cash	$626,341,345	$778,736,469
Cash margin	183,278,612	112,350,862
Options owned, at fair value (cost $959,804,592 and $885,211,273, respectively)	705,452,180	741,495,723

Total assets	$1,515,072,137	$1,632,583,054

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange cleared swap contracts	$8,143,639	$50,857,890
Options written, at fair value (premium $607,471,246 and $435,825,576, respectively)	427,346,266	352,233,900
Accrued expenses:
Professional fees	247,287	296,072

Total liabilities	435,737,192	403,387,862

Members’ Capital:
Members’ Capital, 111,949.4266 and 123,710.6078 Units outstanding at March 31, 2010 and December 31, 2009, respectively	1,079,334,945	1,229,195,192

Total liabilities and members’ capital	$1,515,072,137	$1,632,583,054

Net Asset Value per Unit	$9,641.27	$9,936.05

AAA Capital Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

AAA Master Fund LLC
Condensed Schedule of Investments
March 31, 2010
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures and Exchange Cleared Swap Contracts Purchased
Energy
NYMEX HH Swap May 10 - May 14	22,780	$(72,924,323)	(6.76)%
NYMEX HH Natural Gas Aug 10 - May 14	10,801	(98,005,945)	(9.08)
Other	42,094	26,296,665	2.44
Lumber	107	105,354	0.01

Total futures and exchange cleared swap contracts purchased		(144,528,249)	(13.39)

Futures and Exchange Cleared Swap Contracts Sold
Energy
NYMEX HH Swap Feb 11 - Dec 15	23,760	84,105,418	7.79
NYMEX HH Natural Gas May 10 - Apr 14	8,881	87,169,963	8.08
Other	33,009	(34,748,781)	(3.22)
Lumber	142	(141,990)	(0.01)

Total futures and exchange cleared swap contracts sold		136,384,610	12.64

Options Owned
Energy
Call
NYMEX Crude Oil E Jun 10 - Dec 12	4,775	59,684,290	5.53
NYMEX LT Crude Oil May 10 - Dec 13	15,770	161,591,200	14.97
NYMEX Natural Gas E May 10 - Oct 14	25,176	77,979,032	7.22
Other	9,720	83,560,970	7.74

Call options owned		382,815,492	35.46

Put
NYMEX Crude Oil E Dec 10 - Dec 16	12,829	101,075,180	9.36
NYMEX LT Crude Oil May 10 - Dec 13	10,868	64,782,360	6.00
NYMEX Natural Gas E May 10 - May 14	10,296	128,947,214	11.95
Other	9,706	27,831,934	2.58

Put options owned		322,636,688	29.89

Total options owned		705,452,180	65.35

Options Written
Energy
Call
NYMEX Heating Oil May 10 - Dec 10	13,119	(116,718,949)	(10.81)
NYMEX LT Crude Oil May 10 - Dec 16	14,801	(64,732,290)	(6.00)
Other	40,654	(125,223,911)	(11.60)

Call options written		(306,675,150)	(28.41)

Put
Other	29,427	(120,671,116)	(11.18)

Put options written		(120,671,116)	(11.18)

Total options written		(427,346,266)	(39.59)

Total fair value		$269,962,275	25.01%

AAA Capital Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2009
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy	76,309	$(83,380,536)	(6.78)%

Total futures and exchange cleared swap contracts purchased		(83,380,536)	(6.78)

Futures and Exchange Cleared Swap Contracts Sold
Energy	68,230	32,522,646	2.65

Total futures and exchange cleared swap contracts sold		32,522,646	2.65

Options Owned
Energy
Call
NYMEX LT Crude Oil Feb 10 – Dec 12	10,366	130,224,950	10.59
NYMEX Natural Gas E Feb 10 – Oct 14	23,072	135,333,168	11.01
Other	8,589	115,880,958	9.43

Call options owned		381,439,076	31.03

Put
NYMEX Crude Oil E Dec 10 – Dec 16	13,074	127,745,250	10.39
NYMEX LT Crude Oil Feb 10 – Dec 13	10,761	73,976,480	6.02
NYMEX Natural Gas E Feb 10 – May 14	9,735	116,193,705	9.45
Other	8,960	42,141,212	3.43

Put options owned		360,056,647	29.29

Total options owned		741,495,723	60.32

Options Written
Energy
Call
NYMEX Heating Oil Feb 10 – Dec 10	6,014	(61,856,584)	(5.03)
NYMEX Natural Gas E Feb 10 – Oct 14	18,423	(77,041,748)	(6.27)
Other	19,042	(109,221,068)	(8.89)

Call options written		(248,119,400)	(20.19)

Put
Other	21,738	(104,114,500)	(8.47)

Put options written		(104,114,500)	(8.47)

Total options written		(352,233,900)	(28.66)

Total fair value		$338,403,933	27.53%

AAA Capital Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

AAA Master Fund LLC
Statements of Income and Expenses and Changes in Members’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(61,447,730)	$55,296,920
Change in net unrealized gains (losses) on open contracts	28,610,693	36,099,441

Gain (loss) from trading, net	(32,837,037)	91,396,361
Interest income	100,242	207,586

Total income (loss)	(32,736,795)	91,603,947

Expenses:
Clearing fees	945,322	690,089
Professional fees	175,354	177,375

Total expenses	1,120,676	867,464

Net income (loss)	(33,857,471)	90,736,483
Additions	14,687,953	55,749,031
Redemptions	(130,590,487)	(134,050,531)
Distribution of interest income to feeder funds	(100,242)	(207,586)

Net increase (decrease) in Members Capital	(149,860,247)	12,227,397
Members’ Capital, beginning of period	1,229,195,192	1,338,631,099

Members’ Capital, end of period	$1,079,334,945	$1,350,858,496

Net Asset Value per Unit (111,949.4266 and 142,061.4413 Units outstanding at March 31, 2010 and 2009, respectively)	$9,641.27	$9,508.97

Net income (loss) per Unit of Member Interest	$(293.89)	$633.90

Weighted average units outstanding	119,501.6077	148,066.0111

AAA Capital Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009

Net realized and unrealized gains (losses) *	$(370.34)	$709.86
Interest income	0.91	1.59
Expenses and allocation to Special Limited Partner**	(57.86)	(188.06)

Increase (decrease) for the period	(427.29)	523.39
Net Asset Value per Redeemable Unit, beginning of period	10,996.34	10,299.00

Net Asset Value per Redeemable Unit, end of period	$10,569.05	$10,822.39

*	Includes Partnership commissions and clearing fees allocated from the Master.

**	Excludes Partnership commissions, clearing fees allocated from the Master and includes allocation to Special Limited Partner in 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009

Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(4.2)%	(3.4)%

Operating expenses	4.2%	3.5%
Allocation to Special Limited Partner	—%	1.2%

Total expenses and allocation to Special Limited Partner	4.2%	4.7%

Total return:
Total return before allocation to Special Limited Partner	(3.9)%	6.4%
Allocation to Special Limited Partner	—%	(1.3)%

Total return after allocation to Special Limited Partner	(3.9)%	5.1%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended
	March 31,
	2010	2009

Net realized and unrealized gains (losses)*	$(293.26)	$633.70
Interest income	0.89	1.45
Expenses **	(1.52)	(1.25)

Increase (decrease) for the period	(293.89)	633.90
Distribution of interest income to feeder funds	(0.89)	(1.45)
Net Asset Value per Unit of Member Interest, beginning of period	9,936.05	8,876.52

Net Asset Value per Unit of Member Interest, end of period	$9,641.27	$9,508.97

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended
	March 31,
	2010	2009

Ratios to average net assets:***
Net investment income (losses)****	(0.4)%	(0.2)%

Operating expense	0.4%	0.3%

Total return	(3.0)%	7.1%

***	Annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
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

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and exchange cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange cleared swap contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet, has been met.

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master.

The Master adopted ASC 815, Derivatives and Hedging as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Members’ Capital. The following tables indicate the fair values of derivative instruments of futures and exchange cleared swap and option contracts as separate assets and liabilities as of March 31, 2010 and December 31, 2009.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and exchange cleared swap contracts traded for the three months ended March 31, 2010 and 2009, based on a monthly calculation, were 146,227 and 154,867, respectively. The average number of options contracts traded for the three months ended March 31, 2010 and 2009, based on a monthly calculation, were 176,565 and 164,244, respectively.

	March 31, 2010
Assets
Futures and Exchange Cleared Swap Contracts
Energy	$366,034,654

Lumber	107,004

Total unrealized appreciation on open futures and exchange cleared swap contracts	$366,141,658

Liabilities
Futures and Exchange Cleared Swap Contracts
Energy	$(374,141,657)

Lumber	(143,640)

Total unrealized depreciation on open futures and exchange cleared swap contracts	$(374,285,297)

Net unrealized depreciation on open futures and exchange cleared swap contracts	$(8,143,639	)*

Assets
Options Owned
Energy	$705,452,180

Total options owned	$705,452,180	**

Liabilities
Options Written
Energy	$(427,346,266)

Total options written	$(427,346,266	)***

*	This amount is in “Net unrealized depreciation on open futures and exchange cleared swap contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Options owned, at fair value” on the Master’s Statements of Financial Condition.

***	This amount is in “Options written, at fair value” on the Master’s Statements of Financial Condition.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2010 and March 31, 2009.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading
Energy	$(32,821,199)		$91,396,361
Lumber	(15,838)		—

Total	$(32,837,037	)****	$91,396,361	****

****	This amount is in “Gain (loss) from trading, net” on the Master’s Statements of Income and Expenses and Changes in Members’ Capital.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

4.	Fair Value Measurements:

Partnership’s Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.

Partnership’s Fair Value Measurements.  The Partnership adopted ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820 for non financial assets and non financial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership adopted amendments to ASC 820, which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	3/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$269,410,048	$—	$269,410,048	$—

Total fair value	$269,410,048	$—	$269,410,048	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$285,810,508	$—	$285,810,508	$—

Total fair value	$285,810,508	$—	$285,810,508	$—

AAA Capital Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

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

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2010 and December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	3/31/2010	(Level 1)	(Level 2)	(Level 3)
Assets
Options owned	$705,452,180	$705,452,180	$—	$—

Total assets	705,452,180	705,452,180	—	—

Liabilities
Futures and Exchange Cleared Swaps	$8,143,639	$8,143,639	$—	$—
Options written	427,346,266	427,346,266	—	—

Total liabilites	435,489,905	435,489,905	—	—

Total fair value	$269,962,275	$269,962,275	$—	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Assets
Options owned	$741,495,723	$741,495,723	$—	$—

Total assets	741,495,723	741,495,723	—	—

Liabilities
Futures and Exchange Cleared Swaps	$50,857,890	$50,857,890	$—	$—
Options written	352,233,900	352,233,900	—	—

Total liabilites	403,091,790	403,091,790	—	—

Total fair value	$338,403,933	$338,403,933	$—	$—

AAA Capital Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

5.	Financial Instrument Risks:
     In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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
     As both a buyer and seller of options, the Partnership/Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Master does not consider these contracts to be guarantees as described in ASC 460 Guarantees.
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

AAA Capital Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

6. Critical Accounting Policies:
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
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.
     Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
     Partnership’s Fair Value Measurements. The Partnership adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2010 and December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Members’ Capital.
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
     In 2007, the Partnership adopted ASC 740, Income Taxes which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
     Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
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
     Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the three months ended March 31, 2010, Partnership capital decreased 6.1% from $282,292,123 to $265,201,734. This decrease was attributable to redemptions of 579.1626 Redeemable Units of Limited Partnership Interest resulting in an outflow of $6,203,563, coupled with the net loss from operations of $10,886,826. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.
The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of units and distributions of profits, if any.
For the three months ended March 31, 2010, the Master’s capital decreased 12.2% from $1,229,195,192 to $1,079,334,945. This decrease was attributable to the redemption of 13,242.2329 units of Member Interest totaling $130,590,487 and distribution of interest income to feeder funds totaling $100,242 to the non-managing members of the Master, coupled with the net loss from operations of $33,857,471, which was partially offset by the addition of 1,481.0517 units of Member Interest totaling $14,687,953. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
Partnership’s Fair Value Measurements. The Partnership adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2010 and December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Master trades futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Members’ Capital.
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

Results of Operations
     During the Partnership’s first quarter of 2010, the Net Asset Value per Redeemable Unit decreased 3.9% from $10,996.34 to $10,569.05 as compared to an increase of 5.1% in the first quarter of 2009. The Partnership for its own account, through its investment in the Master, experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2010 of $8,051,589. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Energy Swaps, IPE Gas Oil and Lumber and were partially offset by gains in NYMEX Gasoline, NYMEX Natural Gas, Unleaded Gas, IPE Brent Crude Oil, and NYMEX Heating Oil. The Partnership for its own account, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2009 of $21,445,762. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Natural Gas, Unleaded Gas and IPE Brent Crude Oil, and were partially offset by losses in NYMEX Heating Oil, IPE Gas Oil and RBOB Gasoline.
      Risk assets moved higher during the first quarter of 2010 as economic data suggested a recovering global economy and an agreement for limited Euro-zone and IMF support for Greece provided a blueprint for other indebted peripheral members of the Euro-zone. The fallout from the Greek sovereign debt crisis rippled throughout global markets resulting in price shifts and uncertainty. Losses were accumulated for the quarter as volatile market conditions in the energy markets proved difficult for trading.
      Losses were accumulated in January and February as difficult trading conditions persisted. In January the extreme cold across most major U.S. consumptions centers boosted front end market volatility as expected but ultimately undermined the manager’s short position on this part of the curve. Weakness in the long dated volatility also undermined a substantial long term, long natural option gas position well out the forward curve. Combined WTI and Brent were down over 3% on the month. Refined products fared better with distillate up 1.5% and gasoline up 1.3%. The colder weather across U.S., European and Asian population centers has underpinned both distillate values and heating oil crack spreads.
     In February, losses continued to accumulate due to downward pressure on crude option volatility following 6 months of sideways, range-bound trading between $65.00 and $85.00/barrel basis NYMEX WTI, and price upside in both gasoline and heating oil crack spreads. On the month, the crude oil book lost about 0.6 % despite having long delta in a largely up-market as the volatility shifts offset fixed price gains. The manager’s position in the refined products markets proved even weightier for overall performance with both the gasoline and distillate books each losing about 0.9%. The main problem for refined products was that, even with copious spare refining capacity (both U.S. and worldwide) and a persistent overhang in distillate stocks, crack spreads rallied against the short positions here. Increased refinery output in Asia (in both India and China specifically) could also have a more global, dampening effect on refined products values. India is expected to export more gasoline westward and China’s net product imports continue to plummet as more and more local requirements is met by new Chinese refinery capacity.
     March performance was largely flat, as slight positive performance in natural gas and solid gains in crude oil were offset by losses in refined products.

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

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master. Brokerage commissions and fees for the three months ended March 31, 2010 increased by $394,211 as compared to the corresponding period in 2009. The increase in commissions and fees is primarily due to an increase in the number of trades during the three months ended March 31, 2010 as compared to the corresponding period in 2009.

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place up to all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocable shares of 80% of the interest earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three months ended March 31, 2010 decreased by $22,720 as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower U.S. Treasury Bill rates for the Partnership during the three months ended March 31, 2010, as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which the Partnership nor CGM has control.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2010, decreased by $190,715 as compared to the corresponding period in 2009. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2010, as compared to the corresponding period in 2009.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three months ended March 31, 2010. The profit share allocation accrued for the three months ended March 31, 2009 was $3,772,142. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Market movements result in frequent changes in the fair value of the Master’s open positions and, consequently, in their earnings and cash flow. The Master’s and the Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification results among the Master’s open positions and the liquidity of the markets in which the Master trades.

The Master rapidly acquires and liquidates both long and short positions in a range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master’s past performance is not necessarily indicative of their future results.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2010 and the highest, lowest and average value during the three months ended March 31, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of March 31, 2010, the Master’s total capitalization was $1,079,334,945 and the Partnership owned approximately 25.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of March 31, 2010 was as follows:

March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$114,734,546	10.63%	$143,609,109	$105,255,921	$114,508,627
Lumber	92,000	0.01%	92,000	32,900	46,467

Total	$114,826,546	10.64%

*	Average monthly Values at Risk

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010 and, based on that evaluation, the General Partners CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There are no material legal proceedings pending against the Partnership and the General Partner.
Credit Crisis Related Matters
     Citigroup and its affiliates, including CGM, continue to defend lawsuits and arbitrations asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Certain of these actions have been resolved, through either settlements or court proceedings.
     In addition, Citigroup and its affiliates, including CGM, continue to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission and other government agencies in connection with various formal and informal inquiries concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of their regulators to resolve certain of these matters.

Item 1A.	Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

These Redeemable Units were purchased by accredited investors as defined in Regulation D promulgated under the Securities Act of 1933, as amended.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable Units	Price Paid per	of Publicly Announced	Purchased Under the
Period	Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2010 — January 31, 2010	240.1369	$10,921.97	N/A	N/A
February 1, 2010 – February 28, 2010	134.7504	$10,551.35	N/A	N/A
March 1, 2010 — March 31, 2010	204.2753	$10,569.05	N/A	N/A
	579.1626	$10,711.26	N/A	N/A

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None

Item 6.	Exhibits
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
(a)	Letter from the General Partner extending Management Agreement with AAA Capital Management Advisors, Ltd. for 2009, dated June 9, 2009 (filed as Exhibit 10.5(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).
16.1 —Letter Regarding Change of Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 24, 2009 and incorporated herein by reference).
16.2 — Letter Regarding Change of Certifying Account (filed as Exhibit 16.1 to the Form 8-K filed on July 23, 2009 and incorporated herein by reference).
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

AAA Capital Energy Fund L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	May 17, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and
Director
(Principal Accounting Officer)

Date:	May 17, 2010