Form 10-Q
period 2010-06-30
AAA CAPITAL ENERGY FUND L.P.
filed 2010-08-16
CIK 1057051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-25921

AAA CAPITAL ENERGY FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3986032

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Ceres Managed Futures LLC
522 Fifth Avenue – 14th Floor
New York, New York 10036

(Address of principal executive offices) (Zip Code)

(212) 296-1999

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

Yes   No X

As of July 31, 2010, 24,316.9024 Limited Partnership Redeemable Units were outstanding.

AAA CAPITAL ENERGY FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2010 and December 31, 2009 (unaudited)	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2010 and 2009 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of AAA Master Fund LLC (unaudited)	5 – 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	22

PART II - Other Information		23 – 26

Exhibits

EX-31.1
EX-31.2
EX-32.1
EX-32.2
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

PART I

Item 1. Financial Statements

AAA Capital Energy Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009

Assets:
Investment in Master, at fair value	$259,113,394	$285,810,508
Cash	198,821	169,528

Total assets	$259,312,215	$285,980,036

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,545,896	$1,337,299
Management fees	429,295	474,144
Other	189,154	156,093
Redemptions payable	2,162,762	1,720,377

Total liabilities	4,327,107	3,687,913

Partners’ Capital:
General Partner, 264.6975 and 292.7225 unit equivalents outstanding at June 30, 2010 and December 31, 2009, respectively	2,741,583	3,218,876
Special Limited Partner, 118.5047 Redeemable Units outstanding at June 30, 2010 and December 31, 2009	1,227,403	1,303,118
Limited Partners, 24,235.3977 and 25,260.2367 Redeemable Units outstanding at June 30, 2010 and December 31, 2009, respectively	251,016,122	277,770,129

Total partners’ capital	254,985,108	282,292,123

Total liabilities and partners’ capital	$259,312,215	$285,980,036

Net asset value per unit	$10,357.42	$10,996.34

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net realized gains (losses) on closed contracts allocated from Master	$2,680,341	$136,989,236	$(11,904,608)	$150,625,015
Change in net unrealized gains (losses) on open contracts allocated from Master	(5,461,746)	(134,099,529)	1,071,614	(126,289,546)
Interest income allocated from Master	48,638	42,190	71,782	88,054
Expenses allocated from Master	(255,068)	(211,496)	(529,937)	(415,010)

Total income (loss)	(2,987,835)	2,720,401	(11,291,149)	24,008,513

Expenses:
Brokerage commissions	847,955	784,714	2,000,832	1,543,380
Management fees	1,321,033	1,506,451	2,683,434	3,059,567
Other	69,766	68,725	138,000	138,483

Total expenses	2,238,754	2,359,890	4,822,266	4,741,430

Net income (loss) before allocation to Special Limited Partner	(5,226,589)	360,511	(16,113,415)	19,267,083
Allocation to Special Limited Partner	—	(63,664)	—	(3,835,806)

Net income (loss) after allocation to Special Limited Partner	(5,226,589)	296,847	(16,113,415)	15,431,277
Additions — Special Limited Partner	—	63,664	—	3,835,806
Redemptions — Special Limited Partner	—	(12,999,014)	—	(12,999,014)
Redemptions — Limited Partners	(4,690,040)	(3,239,204)	(10,893,603)	(14,678,770)
Redemptions — General Partner	(299,997)	—	(299,997)	—

Net increase (decrease) in Partners’ Capital	(10,216,626)	(15,877,707)	(27,307,015)	(8,410,701)
Partners’ Capital, beginning of period	265,201,734	309,267,687	282,292,123	301,800,681

Partners’ Capital, end of period	$254,985,108	$293,389,980	$254,985,108	$293,389,980

Net asset value per unit (24,618.5999 and 27,097.7814 units outstanding at June 30, 2010 and 2009, respectively)	$10,357.42	$10,827.08	$10,357.42	$10,827.08

Net income (loss) per Redeemable Unit and General Partner unit equivalents	$(211.63)	$4.69	$(638.92)	$528.08

Weighted average units outstanding	24,967.0624	27,638.9815	25,216.7591	28,322.8246

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

1.	General:

AAA Capital Energy Fund L.P. (the “Partnership”) is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on U.S. exchanges and certain foreign exchanges. The Partnership, through its investment in the Master (defined herein), may trade commodity futures and options contracts of any kind. In addition, the Partnership, through its investment in the Master, may enter into swap contracts on energy-related products. During the initial offering period (February 12, 1998 through March 15, 1998), the Partnership sold 49,538 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests. The Partnership no longer offers Redeemable Units for sale.

Ceres Managed Futures LLC (“CMF”), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On September 1, 2001, the Partnership allocated substantially all of its capital to AAA Master Fund LLC (the “Master”), a New York Limited Liability Company. The Partnership purchased 128,539.1485 units of the Master (“Units of Member Interest”) with a fair value of $128,539,149 (including unrealized appreciation of $7,323,329). The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (the “Advisor”) using the Energy Program—Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle. In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master’s commodity broker is CGM and its managing member is CMF. The Master may trade commodity futures and options contracts of any kind, but trades solely energy, energy-related products, lumber and grains. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Partnership through it’s investment in the Master, are volatile and involve a high degree of market risk.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2010.

At June 30, 2010, the Partnership owned approximately 25.0% of the Master. At December 31, 2009, the Partnership owned approximately 23.3% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2010 and December 31, 2009, and the results of its operations for the three and six months ended June 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.
     The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2010 and December 31, 2009 and Statements of Income and Expenses and Changes in Members’ Capital for the three and six months ended June 30, 2010 and 2009 are presented below:

AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009

Assets:
Equity in trading account:
Cash	$594,574,272	$778,736,469
Cash margin	169,003,155	112,350,862
Options purchased, at fair value (cost $990,451,248 and $885,211,273, respectively)	722,651,421	741,495,723

Total assets	$1,486,228,848	$1,632,583,054

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$28,197,172	$50,857,890
Options premium received, at fair value (premium $612,404,993 and $435,825,576, respectively)	420,614,181	352,233,900
Accrued expenses:
Professional fees	154,879	296,072

Total liabilities	448,966,232	403,387,862

Members’ Capital:
Members’ Capital, 108,871.6670 and 123,710.6078 Units of Member Interest outstanding at June 30, 2010 and December 31, 2009, respectively	1,037,262,616	1,229,195,192

Total liabilities and members’ capital	$1,486,228,848	$1,632,583,054

Net asset value per Unit of Member Interest	$9,527.39	$9,936.05

AAA Capital Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

AAA Master Fund LLC
Condensed Schedule of Investments
June 30, 2010
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy
NYMEX HH Natural Gas Oct 10 - May 14	9,756	$(61,366,142)	(5.92)%
NYMEX WTI Financial Dec 10 - Dec 16	2,222	(58,194,730)	(5.61)
Other	57,229	(158,596,397)	(15.29)
Lumber	91	(747,418)	(0.07)

Total futures and exchange-cleared swap contracts purchased		(278,904,687)	(26.89)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
NYMEX HH Swap Feb 11 - Dec 15	23,406	86,677,510	8.36
Other	36,155	163,829,774	15.79
Lumber	77	200,231	0.02

Total futures and exchange-cleared swap contracts sold		250,707,515	24.17

Options Purchased
Energy
Call
NYMEX LT Crude Oil Aug 10 - Dec 13	15,724	117,214,790	11.30
NYMEX Natural Gas E Aug 10 - Oct 14	24,248	91,797,064	8.85
Other	12,889	88,860,781	8.57

Call options purchased		297,872,635	28.72

Put
NYMEX Crude Oil E Dec 10 - Dec 16	12,829	128,883,270	12.43
NYMEX LT Crude Oil Aug 10 - Dec 13	13,743	123,860,090	11.94
NYMEX Natural Gas E Aug 10 - May 14	14,701	120,158,954	11.58
Other	9,183	51,876,472	5.00

Put options purchased		424,778,786	40.95

Total options purchased		722,651,421	69.67

Options Premium Received
Energy
Call
NYMEX Heating Oil Aug 10 - Jun 11	14,131	(73,145,638)	(7.05)
NYMEX Natural Gas E Aug 10 - Oct 14	23,978	(63,444,926)	(6.12)
Other	24,379	(82,620,368)	(7.96)

Call options premium received		(219,210,932)	(21.13)

Put
NYMEX Heating Oil Aug 10 - Jun 11	8,430	(95,783,780)	(9.24)
Other	24,109	(105,619,469)	(10.18)

Put options premium received		(201,403,249)	(19.42)

Total options premium received		(420,614,181)	(40.55)

Total fair value		$273,840,068	26.40%

AAA Capital Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2009
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures and Exchange-Cleared Swap Contracts Purchased
Energy	76,309	$(83,380,536)	(6.78)%

Total futures and exchange-cleared swap contracts purchased		(83,380,536)	(6.78)

Futures and Exchange-Cleared Swap Contracts Sold
Energy	68,230	32,522,646	2.65

Total futures and exchange-cleared swap contracts sold		32,522,646	2.65

Options Purchased
Energy
Call
NYMEX LT Crude Oil Feb 10 – Dec 12	10,366	130,224,950	10.59
NYMEX Natural Gas E Feb 10 – Oct 14	23,072	135,333,168	11.01
Other	8,589	115,880,958	9.43

Call options purchased		381,439,076	31.03

Put
NYMEX Crude Oil E Dec 10 – Dec 16	13,074	127,745,250	10.39
NYMEX LT Crude Oil Feb 10 – Dec 13	10,761	73,976,480	6.02
NYMEX Natural Gas E Feb 10 – May 14	9,735	116,193,705	9.45
Other	8,960	42,141,212	3.43

Put options purchased		360,056,647	29.29

Total options purchased		741,495,723	60.32

Options Premium Received
Energy
Call
NYMEX Heating Oil Feb 10 – Dec 10	6,014	(61,856,584)	(5.03)
NYMEX Natural Gas E Feb 10 – Oct 14	18,423	(77,041,748)	(6.27)
Other	19,042	(109,221,068)	(8.89)

Call options premium received		(248,119,400)	(20.19)

Put
Other	21,738	(104,114,500)	(8.47)

Put options premium received		(104,114,500)	(8.47)

Total options premium received		(352,233,900)	(28.66)

Total fair value		$338,403,933	27.53%

AAA Capital Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

AAA Master Fund LLC
Statements of Income and Expenses and Changes in Members’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$10,673,183	$595,784,413	$(50,774,547)	$651,081,333
Change in net unrealized gains (losses) on open contracts	(21,835,116)	(583,657,445)	6,775,577	(547,558,004)

Gain (loss) from trading, net	(11,161,933)	12,126,968	(43,998,970)	103,523,329
Interest income	208,928	195,232	309,170	402,818

Total income (loss)	(10,953,005)	12,322,200	(43,689,800)	103,926,147

Expenses:
Clearing fees	840,845	744,041	1,786,167	1,434,130
Professional fees	179,295	176,910	354,649	354,285

Total expenses	1,020,140	920,951	2,140,816	1,788,415

Net income (loss)	(11,973,145)	11,401,249	(45,830,616)	102,137,732
Additions	923,181	56,890,013	15,611,134	112,639,044
Redemptions	(30,813,437)	(121,659,829)	(161,403,924)	(255,710,360)
Distribution of interest income to feeder funds	(208,928)	(195,232)	(309,170)	(402,818)

Net increase (decrease) in Members’ Capital	(42,072,329)	(53,563,799)	(191,932,576)	(41,336,402)
Members’ Capital, beginning of period	1,079,334,945	1,350,858,496	1,229,195,192	1,338,631,099

Members’ Capital, end of period	$1,037,262,616	$1,297,294,697	$1,037,262,616	$1,297,294,697

Net asset value per Unit of Member Interest (108,871.6670 and 135,316.1386 Units outstanding at June 30, 2010 and 2009, respectively)	$9,527.39	$9,587.14	$9,527.39	$9,587.14

Net income (loss) per Unit of Member Interest	$(111.98)	$79.60	$(405.87)	$713.50

Weighted average units outstanding	110,761.3661	141,178.9369	115,131.4869	144,622.4740

AAA Capital Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$(156.08)	$62.42	$(526.42)	$772.28
Interest income	1.95	1.53	2.86	3.12
Expenses and allocation to Special Limited Partner**	(57.50)	(59.26)	(115.36)	(247.32)

Increase (decrease) for the period	(211.63)	4.69	(638.92)	528.08
Net asset value per Redeemable Unit, beginning of period	10,569.05	10,822.39	10,996.34	10,299.00

Net asset value per Redeemable Unit, end of period	$10,357.42	$10,827.08	$10,357.42	$10,827.08

*	Includes brokerage commissions and clearing fees allocated from the Master.

**	Excludes brokerage commissions, clearing fees allocated from the Master and includes allocation to Special Limited Partner in 2010 and 2009.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009		2010	2009
Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(3.7)%	(3.4)%		(4.0)%	(3.4)%

Operating expenses	3.8%	3.5%		4.0%	3.5%
Allocation to Special Limited Partner	—%	—	%*****	—%	1.3%

Total expenses and allocation to Special Limited Partner	3.8%	3.5%		4.0%	4.8%

Total return:
Total return before allocation to Special Limited Partner	(2.0)%	0.1%		(5.8)%	6.5%
Allocation to Special Limited Partner	—%	(0.1)%		—%	(1.4)%

Total return after allocation to Special Limited Partner	(2.0)%	—%		(5.8)%	5.1%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

*****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net realized and unrealized gains (losses)*	$(112.25)	$79.46	$(405.51)	$713.16
Interest income	1.90	1.43	2.79	2.88
Expenses **	(1.63)	(1.29)	(3.15)	(2.54)

Increase (decrease) for the period	(111.98)	79.60	(405.87)	713.50
Distribution of interest income to feeder funds	(1.90)	(1.43)	(2.79)	(2.88)
Net asset value per Unit of Member Interest, beginning of period	9,641.27	9,508.97	9,936.05	8,876.52

Net asset value per Unit of Member Interest, end of period	$9,527.39	$9,587.14	$9,527.39	$9,587.14

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Ratios to average net assets:***
Net investment income (losses)****	(0.3)%	(0.2)%	(0.3)%	(0.2)%

Operating expense	0.4%	0.3%	0.4%	0.3%

Total return	(1.2)%	0.8%	(4.1)%	8.0%

***	Annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and exchange-cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swap contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet, has been met.

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master.

The Master adopted ASC 815, Derivatives and Hedging, as of January 1, 2009, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Members’ Capital. The following tables indicate the fair values of derivative instruments of futures and exchange-cleared swap and option contracts as separate assets and liabilities as of June 30, 2010 and December 31, 2009.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and exchange-cleared swap contracts traded for the three months ended June 30, 2010 and 2009, based on a monthly calculation, were 133,344 and 139,735, respectively. The average number of futures and exchange-cleared swap contracts traded for the six months ended June 30, 2010 and 2009, based on a monthly calculation, were 139,785 and 147,301, respectively. The average number of options contracts traded for the three months ended June 30, 2010 and 2009, based on a monthly calculation, were 202,097 and 172,516, respectively. The average number of options contracts traded for the six months ended June 30, 2010 and 2009, based on a monthly calculation, were 189,331 and 168,380, respectively.

	June 30, 2010
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$307,829,772

Lumber	271,520

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$308,101,292

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(335,479,757)

Lumber	(818,707)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(336,298,464)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(28,197,172	)*

Assets
Options Purchased
Energy	$722,651,421

Total options purchased	$722,651,421	**

Liabilities
Options Premium Received
Energy	$(420,614,181)

Total options premium received	$(420,614,181	)***

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

	December 31, 2009

Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$274,140,959

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$274,140,959

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(324,998,849)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(324,998,849)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(50,857,890	)*

Assets
Options Purchased
Energy	$741,495,723

Options purchased	$741,495,723	**

Liabilities
Options Premium Received
Energy	$(352,233,900)

Options premium received	$(352,233,900	)***

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2010 and June 30, 2009.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading

Energy	$(11,184,961)		$12,126,968		$(44,006,160)		$103,523,329
Lumber	23,028		—		7,190		—

Total	$(11,161,933	)****	$12,126,968	****	$(43,998,970	)****	$103,523,329	****

****	This amount is in “Gain (loss) from trading, net” on the Master’s Statements of Income and Expenses and Changes in Members’ Capital.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

4.	Fair Value Measurements:

Partnership’s Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.

Partnership’s Fair Value Measurements.  The Partnership adopted ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820 for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership adopted amendments to ASC 820, which reaffirm that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	6/30/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$259,113,394	$—	$259,113,394	$—

Total fair value	$259,113,394	$—	$259,113,394	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$285,810,508	$—	$285,810,508	$—

Total fair value	$285,810,508	$—	$285,810,508	$—

AAA Capital Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
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

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures, as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	6/30/2010	(Level 1)	(Level 2)	(Level 3)
Assets
Options purchased	$722,651,421	$722,651,421	$—	$—

Total assets	722,651,421	722,651,421	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$28,197,172	$28,197,172	$—	$—
Options premium received	420,614,181	420,614,181	—	—

Total liabilites	448,811,353	448,811,353	—	—

Total fair value	$273,840,068	$273,840,068	$—	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Assets
Options purchased	$741,495,723	$741,495,723	$—	$—

Total assets	741,495,723	741,495,723	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$50,857,890	$50,857,890	$—	$—
Options premium received	352,233,900	352,233,900	—	—

Total liabilites	403,091,790	403,091,790	—	—

Total fair value	$338,403,933	$338,403,933	$—	$—

AAA Capital Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
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
     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded by the Partnership/Master. The Partnership/Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.
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
     As both a buyer and seller of options, the Partnership/Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Master does not consider these contracts to be guarantees as described in ASC 460, Guarantees.
     The General Partner/managing member monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner/managing member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and exchange-cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.
     The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
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
     Partnership’s and the Master’s Fair Value Measurements. The Partnership and the Master adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available, and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Members’ Capital.
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
     Brokerage Commissions. Commission charges to open and close futures and exchange-traded swap contracts are expensed at the time the positions are opened. Commission charges on option contracts are expensed at the time the position is established and when the option contract is closed.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.
     ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
     Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
     In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
     Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Master and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the six months ended June 30, 2010, Partnership capital decreased 9.7% from $282,292,123 to $254,985,108. This decrease was attributable to redemptions of 1,024.8390 Redeemable Units resulting in an outflow of $10,893,603, and the redemption of 28.0250 General Partner unit equivalents totaling $299,997, coupled with the net loss from operations of $16,113,415. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.
The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemptions of units and distributions of profits, if any.
For the six months ended June 30, 2010, the Master’s capital decreased 15.6% from $1,229,195,192 to $1,037,262,616. This decrease was attributable to the redemption of 16,414.8406 Units of Member Interest totaling $161,403,924 and distribution of interest income to feeder funds totaling $309,170 to the non-managing members of the Master, coupled with the net loss from operations of $45,830,616, which was partially offset by the addition of 1,575.8998 Units of Member Interest totaling $15,611,134. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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
The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Master trades futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Members’ Capital.
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
Brokerage Commissions. Commission charges to open and close futures and exchange-traded swap contracts are expensed at the time the positions are opened. Commission charges on option contracts are expensed at the time the position is established and when the option contract is closed.

Results of Operations
     During the Partnership’s second quarter of 2010, the net asset value per Redeemable Unit decreased 2.0% from $10,569.05 to $10,357.42 as compared to an increase of 0.04% in the same period of 2009. The Partnership, for its own account, through its investment in the Master, experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2010 of $2,781,405. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Gasoline, NYMEX Natural Gas and IPE Brent Crude Oil and were partially offset by gains in NYMEX Energy Swaps, NYMEX Heating Oil, Unleaded Gasoline, IPE Gas Oil and Lumber. The Partnership, for its own account through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2009 of $2,889,707. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, Unleaded Gasoline and Brent Crude Oil and were partially offset by losses in NYMEX Crude Oil, NYMEX Natural Gas, IPE Gas Oil and RBOB Gasoline.
     Equity markets sold off sharply during the second quarter of 2010 as the global economic recovery decelerated and investors began to worry about a “double dip” recession. In Europe, the global credit crisis continued to morph into a sovereign debt crisis, placing significant constraints on governments’ ability to maintain unprecedented deficit spending programs. Losses were accumulated for the quarter as volatile market conditions in the energy markets proved difficult for trading.
     The second quarter macro environment was marked by two strong opposing forces that created volatile markets for many assets. Strong cyclical data supported the global recovery and growth story, while significant structural problems, primarily in Europe but also affecting most other developed economies weighed on sentiment. Losses were accumulated in June, offsetting modest gains recorded in the first two months of the quarter.
     In April and May, profits were earned in trading the petroleum complex as short crack spread positions in distillate more than offset losses in trading crude oil. U.S. demand growth was remarkably robust during May after consistently improving during the first 4 months of the year. Gains were also recorded in gasoil as prices fell to the lowest since October as crude oil prices declined. However, losses in June more than offset gains generated in the April and may. In June, mixed economic data and unexpected rises in petroleum supplies created a difficult trading condition in the petroleum complex. Oil markets remain highly correlated to broader capital markets and more specifically to the performance of the Euro/Dollar cross and the ongoing performance of US/global equity markets. Small losses were attributed to trading in natural gas as prices unexpectedly moved higher on higher temperatures in the U.S. increased demand for power-plant fuel for air conditioning.
     During the six months ended June 30, 2010, the net asset value per Redeemable Unit decreased 5.8% from $10,996.34 to $10,357.42 as compared to an increase of 5.1% in the same period of 2009. The Partnership, for its own account, through its investment in the Master experienced a net trading loss before brokerage commissions and related fees in the six months ended June 30, 2010 of $10,832,994. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Gasoline, NYMEX Natural Gas, IPE Brent Crude Oil, IPE Gas Oil and were partially offset by gains in NYMEX Energy Swaps, NYMEX Heating Oil, Unleaded Gasoline and Lumber. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2009 of $24,335,469. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, Unleaded Gasoline and Brent Crude Oil and were partially offset by losses in NYMEX Crude Oil, IPE Gas Oil and RBOB Gasoline.

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

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master. Brokerage commissions for the three and six months ended June 30, 2010 increased by $63,241 and $457,452, respectively as compared to the corresponding periods in 2009. The increase in commissions is primarily due to an increase in the number of trades during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place up to all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three months ended June 30, 2010 increased by $6,448 as compared to the corresponding period in 2009. The increase in interest income is primarily due to higher U.S. Treasury bill rates for the Partnership during the three months ended June 30, 2010, as compared to the corresponding period in 2009. Interest income allocated from the Master for the six months ended June 30, 2010 decreased by $16,272 as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower average daily equity for the Partnership during the six months ended June 30, 2010, as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2010, decreased by $185,418 and $376,133, respectively as compared to the corresponding periods in 2009. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and six months ended June 30, 2010. The profit share allocation accrued for the three and six months ended June 30, 2009 was $63,664 and $3,835,806, respectively. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2010 and the highest, lowest and average value during the three months ended June 30, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of June 30, 2010, the Master’s total capitalization was $1,037,262,616 and the Partnership owned approximately 25.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of June 30, 2010 was as follows:

June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$78,464,789	7.56%	$118,049,477	$78,229,962	$100,910,539
Lumber	69,300	0.01%	126,800	68,500	91,067

Total	$78,534,089	7.57%

*	Average monthly Values at Risk

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 and, based on that evaluation, the General Partners CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 1A.	Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 except that the following disclosure supersedes the risk factor set forth therein titled, “Regulatory changes could restrict the Partnership’s operations”.
Regulatory changes could restrict the Partnership’s operations.
     Regulatory changes could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Act including comprehensive regulation of the OTC derivatives market. The implementation of the Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable Units	Price Paid per	of Publicly Announced	Purchased Under the
Period	Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2010 — April 30, 2010	110.8281	$10,630.12	N/A	N/A
May 1, 2010 – May 31, 2010	126.0355	$10,704.62	N/A	N/A
June 1, 2010 — June 30, 2010	208.8128	$10,357.42	N/A	N/A
	445.6764	$10,523.42	N/A	N/A

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
(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(g) to the Form 8-K filed on July 2, 2010 and incorporated here in by reference).
3.2 — Amended and Restated Limited Partnership Agreement, dated September 30, 2006 (filed as Exhibit 10.1 to the Form 10-Q filed on November 14, 2006 and incorporated herein by reference).
10.1 — Customer Agreement between the Partnership and Smith Barney Inc., dated February 12, 1998 (filed as Exhibit 10.B to the Form 10 filed on April 30, 1999 and incorporated herein by reference).
10.2 — Agency Agreement among the Partnership, Smith Barney Futures Management Inc. and Smith Barney Inc., dated February 12, 1998 (filed as Exhibit 10.2 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.3 — Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).
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
(a)	Letter from the General Partner extending Advisory Agreement with AAA Capital Management Advisors, Ltd. for 2009, dated June 9, 2009 (filed as Exhibit 10.5(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).
31.1 Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).
31.2 Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer, Secretary and Director).
32.1 Section 1350 Certification (Certification of President and Director).
32.2 Section 1350 Certification (Certification of Chief Financial Officer, Secretary and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAA Capital Energy Fund L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	August 16, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer, Secretary and
Director
(Principal Accounting Officer)

Date:	August 16, 2010