Form 10-Q
period 2010-09-30
AAA CAPITAL ENERGY FUND L.P.
filed 2010-11-12
CIK 1057051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes   No X

As of October 31, 2010, 23,594.3452 Limited Partnership Redeemable Units were outstanding.

AAA CAPITAL ENERGY FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2010 (unaudited) and December 31, 2009	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2010 and 2009 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of AAA Master Fund LLC (unaudited)	5 – 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	22

PART II - Other Information		23 – 26

Exhibits

EX-31.1
EX-31.2
EX-32.1
EX-32.2
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

PART I

Item 1. Financial Statements

AAA Capital Energy Fund L.P.
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2010	2009

Assets:
Investment in Master, at fair value	$255,847,221	$285,810,508
Cash	206,610	169,528

Total assets	$256,053,831	$285,980,036

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,579,575	$1,337,299
Management fees	423,834	474,144
Other	173,993	156,093
Redemptions payable	2,530,968	1,720,377

Total liabilities	4,708,370	3,687,913

Partners’ Capital:
General Partner, 242.9887 and 292.7225 unit equivalents outstanding at September 30, 2010 and December 31, 2009, respectively	2,518,447	3,218,876
Special Limited Partner, 118.5047 Redeemable Units outstanding at September 30, 2010 and December 31, 2009	1,228,237	1,303,118
Limited Partners, 23,889.2097 and 25,260.2367 Redeemable Units outstanding at September 30, 2010 and December 31, 2009, respectively	247,598,777	277,770,129

Total partners’ capital	251,345,461	282,292,123

Total liabilities and partners’ capital	$256,053,831	$285,980,036

Net asset value per unit	$10,364.46	$10,996.34

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net realized gains (losses) on closed contracts allocated from Master	$3,624,540	$19,435,696	$(8,280,068)	$170,060,711
Change in net unrealized gains (losses) on open contracts allocated from Master	(1,253,136)	(10,286,435)	(181,522)	(136,575,981)
Interest income allocated from Master	48,245	43,566	120,027	131,620
Expenses allocated from Master	(201,120)	(211,328)	(731,057)	(626,338)

Total income (loss)	2,218,529	8,981,499	(9,072,620)	32,990,012

Expenses:
Brokerage commissions	721,184	868,625	2,722,016	2,412,005
Management fees	1,283,546	1,505,538	3,966,980	4,565,105
Other	23,865	34,995	161,865	173,478

Total expenses	2,028,595	2,409,158	6,850,861	7,150,588

Net income (loss) before allocation to Special Limited Partner	189,934	6,572,341	(15,923,481)	25,839,424
Allocation to Special Limited Partner	—	(1,305,755)	—	(5,141,561)

Net income (loss) after allocation to Special Limited Partner	189,934	5,266,586	(15,923,481)	20,697,863
Additions — Special Limited Partner	—	1,305,755	—	5,141,561
Redemptions — Special Limited Partner	—	(2,225,188)	—	(15,224,202)
Redemptions — Limited Partners	(3,604,581)	(4,431,006)	(14,498,184)	(19,109,776)
Redemptions — General Partner	(225,000)	(4,000,106)	(524,997)	(4,000,106)

Net increase (decrease) in Partners’ Capital	(3,639,647)	(4,083,959)	(30,946,662)	(12,494,660)
Partners’ Capital, beginning of period	254,985,108	293,389,980	282,292,123	301,800,681

Partners’ Capital, end of period	$251,345,461	$289,306,021	$251,345,461	$289,306,021

Net asset value per unit (24,250.7031 and 26,256.1699 units outstanding at September 30, 2010 and 2009, respectively)	$10,364.46	$11,018.59	$10,364.46	$11,018.59

Net income (loss) per Redeemable Unit and General Partner unit equivalents	$7.04	$191.51	$(631.88)	$719.59

Weighted average units outstanding	24,565.0332	26,845.9016	24,999.5172	27,830.5169

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
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

Ceres Managed Futures LLC (“CMF”), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns a majority interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2010.

At September 30, 2010, the Partnership owned approximately 25.0% of the Master. At December 31, 2009, the Partnership owned approximately 23.3% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2010 and December 31, 2009, and the results of its operations for the three and nine months ended September 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2010 and December 31, 2009 and Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2010 and 2009 are presented below:

AAA Master Fund LLC
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2010	2009

Assets:
Equity in trading account:
Cash	$588,191,115	$778,736,469
Cash margin	161,259,703	112,350,862
Net unrealized appreciation on open futures and exchange-cleared swap contracts	23,822,359	—
Options purchased, at fair value (cost $964,221,372 and $885,211,273, respectively)	591,911,367	741,495,723

Total assets	$1,365,184,544	$1,632,583,054

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$—	$50,857,890
Options premium received, at fair value (premium $582,867,928 and $435,825,576, respectively)	343,562,156	352,233,900
Accrued expenses:
Professional fees	189,613	296,072

Total liabilities	343,751,769	403,387,862

Members’ Capital:
Members’ Capital, 106,317.8812 and 123,710.6078 Units of Member Interest outstanding at September 30, 2010 and December 31, 2009, respectively	1,021,432,775	1,229,195,192

Total liabilities and members’ capital	$1,365,184,544	$1,632,583,054

Net asset value per Unit of Member Interest	$9,607.35	$9,936.05

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

AAA Master Fund LLC
Condensed Schedule of Investments
September 30, 2010
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy
NYMEX HH Swap Nov 10 - Dec 16	17,555	$(73,547,038)	(7.20)%
NYMEX HH Natural Gas Feb 11 - Dec 14	9,701	(97,907,489)	(9.58)
Other	37,216	1,404,320	0.14
Lumber	29	(163,777)	(0.02)

Total futures and exchange-cleared swap contracts purchased		(170,213,984)	(16.66)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
NYMEX HH Swap Feb 11 - Dec 14	23,138	128,079,000	12.54
NYMEX HH Natural Gas Nov 10 - Oct 15	8,431	64,660,179	6.33
Other	29,079	1,319,423	0.13
Lumber	46	(22,259)	(0.00) *

Total futures and exchange-cleared swap contracts sold		194,036,343	19.00

Options Purchased
Energy
Call
NYMEX LT Crude Oil Nov 10 - Dec 13	16,290	121,046,990	11.85
Other	33,003	127,126,963	12.45

Call options purchased		248,173,953	24.30

Put
NYMEX Crude Oil E Dec 10 - Dec 16	12,526	88,786,490	8.69
NYMEX LT Crude Oil Nov 10 - Dec 13	16,698	88,339,330	8.65
NYMEX Natural Gas E Nov 10 - May 14	11,136	145,436,127	14.24
Other	12,760	21,175,467	2.07

Put options purchased		343,737,414	33.65

Total options purchased		591,911,367	57.95

Options Premium Received
Energy
Call
NYMEX Heating Oil Dec 10 - Jun 11	15,320	(81,569,061)	(7.98)
NYMEX LT Crude Oil Nov 10 - Dec 16	13,229	(60,973,600)	(5.97)
Other	26,490	(51,145,507)	(5.01)

Call options premium received		(193,688,168)	(18.96)

Put
NYMEX Heating Oil Dec 10 - Jun 11	10,714	(59,225,531)	(5.80)
Other	26,821	(90,648,457)	(8.88)

Put options premium received		(149,873,988)	(14.68)

Total options premium received		(343,562,156)	(33.64)

Total fair value		$272,171,570	26.65%

*	Due to rounding.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
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

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

AAA Master Fund LLC
Statements of Income and Expenses and Changes in Members’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$14,465,672	$86,532,707	$(36,308,875)	$737,614,040
Change in net unrealized gains (losses) on open contracts	(4,975,687)	(46,337,712)	1,799,890	(593,895,716)

Gain (loss) from trading, net	9,489,985	40,194,995	(34,508,985)	143,718,324
Interest income	207,252	206,338	516,422	609,156

Total income (loss)	9,697,237	40,401,333	(33,992,563)	144,327,480

Expenses:
Clearing fees	618,341	808,203	2,404,508	2,242,333
Professional fees	185,424	132,300	540,073	486,585

Total expenses	803,765	940,503	2,944,581	2,728,918

Net income (loss)	8,893,472	39,460,830	(36,937,144)	141,598,562
Additions	193,888	36,998,828	15,805,022	149,637,872
Redemptions	(24,709,949)	(45,385,436)	(186,113,873)	(301,095,796)
Distribution of interest to feeder funds	(207,252)	(206,338)	(516,422)	(609,156)

Net increase (decrease) in Members Capital	(15,829,841)	30,867,884	(207,762,417)	(10,468,518)
Members’ Capital, beginning of period	1,037,262,616	1,297,294,697	1,229,195,192	1,338,631,099

Members’ Capital, end of period	$1,021,432,775	$1,328,162,581	$1,021,432,775	$1,328,162,581

Net asset value per Unit of Member Interest (106,317.8812 and 134,496.1590 Units outstanding at September 30, 2010 and 2009, respectively)	$9,607.35	$9,875.10	$9,607.35	$9,875.10

Net income (loss) per Unit of Member Interest	$81.89	$289.49	$(323.98)	$1,002.99

Weighted average units oustanding	107,869.1608	136,371.7331	112,710.7115	141,872.2270

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$60.19	$295.93	$(466.23)	$1,068.21
Interest income	1.97	1.61	4.83	4.73
Expenses and allocation to Special Limited Partner**	(55.12)	(106.03)	(170.48)	(353.35)

Increase (decrease) for the period	7.04	191.51	(631.88)	719.59
Net asset value per unit, beginning of period	10,357.42	10,827.08	10,996.34	10,299.00

Net asset value per unit, end of period	$10,364.46	$11,018.59	$10,364.46	$11,018.59

*	Includes brokerage commissions and clearing fees allocated from the Master.

**	Excludes brokerage commissions, clearing fees allocated from the Master and includes allocation to Special Limited Partner in 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(3.4)%	(3.5)%	(3.8)%	(3.4)%

Operating expenses	3.5%	3.5%	3.8%	3.5%
Allocation to Special Limited Partner	—%	0.4%	—%	1.7%

Total expenses and allocation to Special Limited Partner	3.5%	3.9%	3.8%	5.2%

Total return:
Total return before allocation to Special Limited Partner	0.1%	2.2%	(5.7)%	8.9%
Allocation to Special Limited Partner	—%	(0.4)%	—%	(1.9)%

Total return after allocation to Special Limited Partner	0.1%	1.8%	(5.7)%	7.0%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net realized and unrealized gains (losses)*	$81.69	$288.94	$(323.82)	$1,002.09
Interest income	1.93	1.53	4.72	4.41
Expenses **	(1.73)	(0.98)	(4.88)	(3.51)

Increase (decrease) for the period	81.89	289.49	(323.98)	1,002.99
Distribution of interest income to feeder funds	(1.93)	(1.53)	(4.72)	(4.41)
Net asset value per Unit of Member Interest, beginning of period	9,527.39	9,587.14	9,936.05	8,876.52

Net asset value per Unit of Member Interest, end of period	$9,607.35	$9,875.10	$9,607.35	$9,875.10

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Ratios to average net assets:***
Net investment income (losses)****	(0.2)%	(0.2)%	(0.3)%	(0.2)%

Operating expense	0.3%	0.3%	0.4%	0.3%

Total return	0.9%	3.0%	(3.3)%	11.3%

***	Annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
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

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and exchange-cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swap contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210, Balance Sheet, has been met.

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master.

The Master adopted ASC 815, Derivatives and Hedging, as of January 1, 2009, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Members’ Capital. The following tables indicate the fair values of derivative instruments of futures and exchange-cleared swap and option contracts as separate assets and liabilities as of September 30, 2010 and December 31, 2009.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and exchange-cleared swap contracts traded for the three months ended September 30, 2010 and 2009, based on a monthly calculation, were 130,493 and 144,263, respectively. The average number of futures and exchange-cleared swap contracts traded for the nine months ended September 30, 2010 and 2009, based on a monthly calculation, were 136,688 and 146,288, respectively. The average number of options contracts traded for the three months ended September 30, 2010 and 2009, based on a monthly calculation, were 198,507 and 188,258, respectively. The average number of options contracts traded for the nine months ended September 30, 2010 and 2009, based on a monthly calculation, were 192,390 and 175,006, respectively. The average notional value of currency forward contracts for the three and nine months ended September 30, 2010, based on a monthly calculation, was $2,202,605.

	September 30, 2010
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$364,750,205

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$364,750,205

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(340,741,810)

Lumber	(186,036)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(340,927,846)

Net unrealized appreciation on open futures and exchange-cleared swap contracts	$23,822,359	*

Assets
Options Purchased
Energy	$591,911,367

Total options purchased	$591,911,367	**

Liabilities
Options Premium Received
Energy	$(343,562,156)

Total options premium received	$(343,562,156	)***

*	This amount is in “Net unrealized appreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2010 and September 30, 2009.

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading

Currencies	$(173,160)		$—		$(173,160)		$—
Energy	9,647,205		40,194,995		(34,358,955)		143,718,324
Lumber	15,940		—		23,130		—

Total	$9,489,985	****	$40,194,995	****	$(34,508,985	)****	$143,718,324	****

****	This amount is in “Gain (loss) from trading, net” on the Master’s Statements of Income and Expenses and Changes in Members’ Capital.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
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

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$255,847,221	$—	$255,847,221	$—

Total fair value	$255,847,221	$—	$255,847,221	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$285,810,508	$—	$285,810,508	$—

Total fair value	$285,810,508	$—	$285,810,508	$—

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
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

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2010	(Level 1)	(Level 2)	(Level 3)
Assets
Futures and Exchange-Cleared Swaps	$23,822,359	$23,822,359	$—	$—
Options purchased	591,911,367	591,911,367	—	—

Total assets	615,733,726	615,733,726	—	—

Liabilities
Options premium received	$343,562,156	$343,562,156	—	—

Total liabilites	343,562,156	343,562,156	—	—

Total fair value	$272,171,570	$272,171,570	$—	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Assets
Options purchased	$741,495,723	$741,495,723	$—	$—

Total assets	741,495,723	741,495,723	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$50,857,890	$50,857,890	$—	$—
Options premium received	352,233,900	352,233,900	—	—

Total liabilites	403,091,790	403,091,790	—	—

Total fair value	$338,403,933	$338,403,933	$—	$—

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
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
September 30, 2010
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
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available, and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Members’ Capital.
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
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2007.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment in the financial statements.
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
     In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
     Net Income (Loss) per Redeemable Unit and General Partner Unit Equivalents. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.
7. Subsequent Event:
     In 2009, Morgan Stanley and Citigroup combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated, including Demeter Management LLC (“Demeter”) and the Smith Barney division of CGM into a new joint venture, MSSB Holdings. As part of that transaction Ceres Managed Futures LLC (“Ceres” or the “General Partner”) was contributed to and, together with Demeter, became wholly-owned subsidiaries of MSSB Holdings. Demeter currently serves as commodity pool operator for various legacy Morgan Stanley sponsored commodity pools formed prior to the joint venture. Since their contribution to the joint venture, Demeter and Ceres have worked closely to align the operations and management of the commodity pools they oversee. As a result, MSSB Holdings, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of limited partners and believes that this combination will achieve the intended benefits of the joint venture. Ceres will continue to be wholly-owned by MSSB Holdings. The targeted effective date of the combination is on or about December 1, 2010. Refer to Form 8-K filed on September 15, 2010 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Master and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the nine months ended September 30, 2010, Partnership capital decreased 11.0% from $282,292,123 to $251,345,461. This decrease was attributable to redemptions of 1,371.0270 Redeemable Units resulting in an outflow of $14,498,184, and the redemption of 49.7338 General Partner unit equivalents totaling $524,997, coupled with the net loss from operations of $15,923,481. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.
The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemptions of units and distributions of profits, if any.
For the nine months ended September 30, 2010, the Master’s capital decreased 16.9% from $1,229,195,192 to $1,021,432,775. This decrease was attributable to the redemption of 18,988.7516 Units of Member Interest totaling $186,113,873 and distribution of interest income to feeder funds totaling $516,422 to the non-managing members of the Master, coupled with the net loss from operations of $36,937,144, which was partially offset by the addition of 1,596.0250 Units of Member Interest totaling $15,805,022. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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
The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Master trades futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Members’ Capital.
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

Results of Operations
     During the Partnership’s third quarter of 2010, the net asset value per unit increased 0.1% from $10,357.42 to $10,364.46 as compared to an increase of 1.8% in the same period of 2009. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2010 of $2,371,404. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Heating Oil, NYMEX Gasoline, NYMEX Natural Gas, IPE Gas Oil, Brent Crude Oil and Lumber and were partially offset by losses in NYMEX Energy Swaps and NYMEX Crude Oil. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2009 of $9,149,261. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Heating Oil, IPE Gas Oil, RBOB Gasoline, Unleaded Gasoline, Brent Crude Oil and Grains and were partially offset by losses in NYMEX Crude Oil, NYMEX Gasoline and NYMEX Natural Gas.
     The third quarter macro environment was marked by changes in market sentiment. While some doubted the credibility of the European bank stress test, it was well received by the market in July as it removed some of the worst fears through increased bank level balance sheet transparency. Fears that the recovery in the global economy may be stalling had a pivotal effect on markets during August. Economic releases in the U.S. continued to deteriorate; employment data suggested that the labor market recovery was slowing while subsequent news on manufacturing and retail sales also disappointed. As the quarter came to an end in September, there was a sense of market optimism for the majority of commodity and stock indices as an overall rally was supported by favorable economic data not only in the U.S., but in emerging economies as well. U.S. data releases showed improvements in employment conditions, growth amongst manufacturers and stabilization in the housing sector. Elsewhere, Chinese industrial production rose to signal accelerating growth while the European Commission revised higher growth forecasts for the region’s economy. Performance for the quarter was relatively flat with losses in September partially offsetting gains recorded in July and August.
     Profits were earned in July primarily in distillate spreads. From a fundamental perspective, global distillates remain the key market fulcrum and gains were earned in short distillate crack spreads/structures. Inventory surplus continues to grow in the Atlantic Basin on still solid refinery margins, especially in the U.S. In August, gains were realized on the petroleum side of the complex. The Partnership implemented a series of short option volatility on the refined products and long option volatility in the crude oil with an expectation of higher volatility in the crude oil compared to refined products. Gains were recorded in August as the volatility position in crude was roughly two times that of the refined products. These gains were partially offset by losses in trading gasoline and distillates in September. U.S. gasoline has been on the mend (firmer outright prices, spreads and cracks) for the month, helping to support margins alongside still quite healthy distillate crack spreads. Europe has also been a surprisingly strong pocket of support for Atlantic Basin oil markets. Despite high on-land refined product and crude stocks levels, European gasoil markets are in backwardation and physical Brent traded at a premium to forward contracts.
     During the nine months ended September 30, 2010, the net asset value per unit decreased 5.7% from $10,996.34 to $10,364.46 as compared to an increase of 7.0% in the same period of 2009. The Partnership experienced a net trading loss before brokerage commissions and related fees in the nine months ended September 30, 2010 of $8,461,590. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Gasoline, IPE Gas Oil and Brent Crude Oil and were partially offset by gains in NYMEX Energy Swaps, NYMEX Heating Oil, NYMEX Natural Gas, Unleaded Gasoline, and Lumber. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2009 of $33,484,730. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Heating Oil, NYMEX Gasoline, NYMEX Natural Gas, Unleaded Gasoline, Brent Crude Oil and Grains and were partially offset by losses in IPE Gas Oil, RBOB Gasoline and NYMEX Crude Oil.

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

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master. Brokerage commissions and fees for the three months ended September 30, 2010 decreased by $147,441 as compared to the corresponding period in 2009. The decrease in commissions and fees is primarily due to a decrease in the number of trades during the three months ended September 30, 2010 as compared to the corresponding period in 2009. Brokerage commissions and fees for the nine months ended September 30, 2010 increased by $310,011 as compared to the corresponding period in 2009. The increase in commissions and fees is primarily due to an increase in the number of trades during the nine months ended September 30, 2010 as compared to the corresponding period in 2009.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place up to all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three months ended September 30, 2010 increased by $4,679 as compared to the corresponding period in 2009. The increase in interest income is primarily due to higher U.S. Treasury bill rates for the Partnership during the three months ended September 30, 2010 as compared to the corresponding period in 2009. Interest income allocated from the Master for the nine months ended September 30, 2010 decreased by $11,593 as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower U.S. Treasury bill rates for the Partnership during the nine months ended September 30, 2010, as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2010, decreased by $221,992 and $598,125, respectively as compared to the corresponding periods in 2009. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and nine months ended September 30, 2010. The profit share allocation accrued for the three and nine months ended September 30, 2009 was $1,305,755 and $5,141,561, respectively. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2010 and the highest, lowest and average value during the three months ended September 30, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of September 30, 2010, the Master’s total capitalization was $1,021,432,775 and the Partnership owned approximately 25.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of September 30, 2010 was as follows:

September 30, 2010
(Unaudited)

				Three Months Ended September 30, 2010
		% of Total		High	Low	Average
Market Sector	Value at Risk	Capitalization		Value at Risk	Value at Risk	Value at Risk*
Energy	$100,250,545	9.82%		$131,455,008	$67,777,807	$95,952,362
Lumber	41,900	0.00	% **	88,100	41,900	55,033

Total	$100,292,445	9.82%

*	Average monthly Values at Risk.
**	Due to rounding.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 and, based on that evaluation, the General Partners CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 1A.	Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable Units	Price Paid per	of Publicly Announced	Purchased Under the
Period	Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2010 – July 31, 2010	37.0000	$10,389.09	N/A	N/A
August 1, 2010 – August 31, 2010	86.7000	$10,544.60	N/A	N/A
September 1, 2010 – September 30, 2010	222.4880	$10,364.46	N/A	N/A
	346.1880	$10,412.21	N/A	N/A

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
(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(g) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).
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

AAA Capital Energy Fund L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	November 12, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer, Secretary and
Director
(Principal Accounting Officer)

Date:	November 12, 2010