Form 10-K
period 2010-12-31
AAA CAPITAL ENERGY FUND L.P.
filed 2011-03-31
CIK 1057051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-25921
AAA CAPITAL ENERGY FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3986032

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Ceres Managed Futures LLC
522 Fifth Avenue — 14th Floor
New York, New York 10036

(Address and Zip Code of principal executive offices)
(212) 296-1999

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Redeemable Units of Limited Partnership Interest

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes ☐ No ☐
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Limited Partnership Redeemable Units with an aggregate value of $217,414,351 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second calendar month.
As of February 28, 2011, 21,055.5271 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I

Item 1.	Business.
     (a) General Development of Business. AAA Capital Energy Fund L.P. (the “Partnership”) is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests generally including commodity options and commodity futures contracts on U.S. exchanges and certain foreign exchanges. The Partnership, through its investment in the Master (defined herein), may trade commodity futures and options contracts of any kind. In addition, the Partnership, through its investment in the Master, may enter into swap contracts on energy-related products. The commodity interests that are traded by the Partnership, through its investment in the Master, are volatile and involve a high degree of market risk.
     During the initial offering period (February 12, 1998 through March 15, 1998) the Partnership sold 49,538 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on March 16, 1998. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. The Partnership no longer offers Redeemable Units for sale. During 2008, the Special limited partner (defined herein) donated Redeemable Units to the limited partners. Redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2010, 2009 and 2008 are reported in the Statements of Changes in Partners’ Capital on page 25 under “Item 8. Financial Statements and Supplementary Data.”
     Ceres Managed Futures LLC(“CMF”), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisor (defined below).
     On September 1, 2001, the Partnership allocated substantially all of its capital to the AAA Master Fund LLC, a New York limited liability company (“the Master”). The Partnership purchased 128,539.1485 units of the Master with a fair value of $128,539,149 (including unrealized appreciation of $7,323,329). The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (the “Advisor”) using the Energy Program — Futures and Swaps, the Advisor’s proprietary, discretionary trading program, to invest together in one trading vehicle. A description of the trading activities and focus of the Advisor is included on page 7 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master’s commodity broker is CGM and its managing member (“Managing Member”) is CMF. The Master may trade commodity futures and options contracts of any kind, but trades solely energy, energy-related products and lumber. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.
     For the period January 1, 2010 through December 31, 2010, the approximate average market sector allocation for the Partnership was 100% energy.
     At December 31, 2010 and 2009, the Partnership owned approximately 24.4% and 23.3%, respectively of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.
     The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

     The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partner’s contributions to the Partnership or (ii) $25,000. The Partnership will be liquidated upon the first to occur of the following: December 31, 2018; the net asset value per Redeemable Unit decreases to less than $400 per Reedemable Unit as of the close of any business day; the aggregate net assets of the Partnership decline to less than $1,000,000; or under certain other circumstances as defined in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).
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
     The Partnership entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership pay CGM brokerage commissions at $18 per round turn for futures, $5 per round turn for swap transactions and $9 per side for options. The brokerage commissions were inclusive of applicable floor brokerage fees. All exchange, clearing, user, give-up, and National Futures Association (“NFA”) fees, (collectively the “clearing fees”) are borne by the Master and allocated to the Partnership through its investment in the Master. The Partnership pays CGM brokerage commissions at the above rates based on its proportional share of the Master’s trades. The brokerage commissions may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. CGM will pay a portion of its brokerage commissions to financial advisors who have sold Redeemable Units. The Partnership’s assets not held in the Master’s account at CGM are held in the Partnership’s account at CGM. The Partnership’s assets are deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. Cash margin requirements are maintained by the Master. CGM will pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 are set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2010, was $231,421,521.
     (c) Narrative Description of Business.
          See Paragraphs (a) and (b) above.
          (i) through (xii) — Not applicable.
          (xiii) — The Partnership has no employees.

     (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long-lived assets, and therefore this item is not applicable.
     (e) Available Information. The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.
     (f) Reports to Security Holders. Not applicable.
     (g) Enforceability of Civil Liabilities Against Foreign Persons. Not applicable.
     (h) Smaller Reporting Companies. Not applicable.

Item 1A	Risk Factors.
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
     Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage commissions and management fees. Commissions and fees will be paid to the Advisor even if the Partnership experiences a net loss for the full year.
An investor’s ability to redeem or transfer units is limited.
     An investor’s ability to redeem units is limited and no market exists for the units.
Conflicts of interest exist.
     The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and the Partnership’s/Master’s commodity broker are affiliates;
2.	The Advisor, the Partnership’s/Master’s commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and
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
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (the “SEC”) may promulgate rules to regulate swaps dealers, require that swaps be traded on an exchange or swap execution facilities, mandate additional reporting and disclosure requirements and require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules, if promulgated, may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.
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
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.

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
Credit-Crisis-Related Litigation and Other Matters
     Citigroup and CGM continue to cooperate fully in response to subpoenas and requests for information from the SEC, FINRA, the Federal Housing Finance Agency, state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities, in connection with various formal and informal inquiries concerning Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing and underwriting of MBS and CDOs and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.
Subprime Mortgage-Related Litigation and Other Matters
     The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.
     On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).
     The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.
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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.
(b)	Holders. The number of holders of Redeemable Units as of December 31, 2010 was 644.
(c)	Dividends. The Partnership did not declare a distribution in 2010 or 2009. The Partnership does not intend to declare distributions in the foreseeable future.
(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.
(e)	Performance Graph. Not applicable.
(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Redeemable Units for the twelve months ended December 31, 2010, 2009 and 2008.
(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2010 — October 31, 2010	413.3692	$10,323.67	N/A	N/A

November 1, 2010 — November 30, 2010	259.9001	$10,377.33	N/A	N/A

December 1, 2010 — December 31, 2010	826.7336	$10,172.06	N/A	N/A

	1,500.0029	$10,249.41	N/A	N/A

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6.	Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and total assets at December 31, 2010, 2009, 2008, 2007 and 2006 were as follows:

	2010	2009	2008	2007	2006
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage commissions (including clearing fees) of $3,312,893, $3,318,932, $4,118,393, $3,026,804 and $3,610,119, respectively	$(15,279,173)	$31,443,146	$130,274,917	$27,234,329	$61,630,927
Interest income allocated from Master	166,148	142,784	1,194,256	6,743,998	9,819,323

	$(15,113,025)	$31,585,930	$131,469,173	$33,978,327	$71,450,250

Net income (loss) before allocation to Special Limited Partner	$(20,473,281)	$25,336,190	$125,747,278	$28,681,741	$65,331,807

Allocation to Special Limited Partner	—	(5,141,561)	(24,914,378)	(4,492,189)	(11,102,497)

Net income (loss) after allocation to Special Limited Partner	$(20,473,281)	$20,194,629	$100,832,900	$24,189,552	$54,229,310

Increase (decrease) in net asset value per unit	$(824.28)	$697.34	$3,239.79	$655.84	$1,064.98

Net asset value per unit	$10,172.06	$10,996.34	$10,299.00	$7,059.21	$6,403.37

Total assets	$241,527,323	$285,980,036	$310,559,773	$242,063,671	$259,688,401

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Overview
     The Partnership, through its investment in the Master, seeks to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests, including, commodity futures and commodity option contracts traded on United States exchanges and certain foreign exchanges and swaps. The Partnership, through its investment in the Master, intends to trade only energy and energy-related products, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products), traded on the Chicago Mercantile Exchange, but is authorized to trade commodity futures, swaps and options contracts of any kind. The Partnership has invested substantially all of its capital in the Master. The Advisor is authorized to trade forward contracts on behalf of the Partnership and the Master but does not currently intend to do so (certain swaps that the Advisor trades are, however, the substantial economic equivalent of forward contracts).
     The General Partner/Managing Member manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership has invested these assets in the Master. The General Partner employs a team of approximately 40 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership/Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.
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
     The General Partner/Managing Member seeks the best prices and services available in its commodity futures brokerage transactions.
AAA Capital Management Advisors, Ltd.
     The Partnership’s assets allocated to the Advisor for trading is not invested in commodity interests directly. The Advisor’s allocation of the Partnership’s assets is currently invested in the Master. The Advisor trades the Master’s, and thereby the Partnership’s, assets in accordance with its Energy Program — Futures and Swaps.
     The Master currently trades energy futures contracts and options on energy futures contracts on domestic and international exchanges, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products) traded on the Chicago Mercantile Exchange. The Master also currently engages in swap transactions involving crude oil and other energy-related products. References herein to energy and energy related products include all of the foregoing.
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
(a) Liquidity.
     The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2010.
     To minimize the risk relating to low margin deposits, the Master follows certain trading policies, including:
(i)	The Master invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.
(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Master’s net assets allocated to the Advisor.
(iii)	The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.
(iv)	The Master does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Master does not utilize borrowings other than short-term borrowings if the Master takes delivery of any cash commodities.
(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. “Spreads” and “Straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.
(vii)	The Master will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.
     From January 1, 2010 through December 31, 2010, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 14.4%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.
     In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures, certain forwards and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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
     The Advisor will concentrate the Partnership’s/Master’s trading in energy-related markets. Concentration in a limited number of commodity interests may subject the Partnership’s/Master’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Partnership/Master.
     As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees.

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
     No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value as of the last day of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2010, 2,871.0299 Redeemable Units were redeemed totaling $29,872,324 and 49.7338 General Partner unit equivalents were redeemed totaling $524,997. For the year ended December 31, 2009, 2,177.9080 Redeemable Units were redeemed totaling $23,620,701, 1,389.5644 Redeemable Units of Special Limited Partnership Interest were redeemed totaling $15,224,202 and 537.8824 General Partner unit equivalents were redeemed totaling $5,999,845. For the year ended December 31, 2008, 5,682.3887 Redeemable Units were redeemed totaling $47,287,192 and 1,773.3087 Redeemable Units of Special Limited Partnership Interest were redeemed totaling $17,007,106.
     Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).
(c) Results of Operations.
     For the year ended December 31, 2010 the net asset value per unit decreased 7.5% from $10,996.34 to $10,172.06. For the year ended December 31, 2009 the net asset value per unit increased 6.8% from $10,299.00 to $10,996.34. For the year ended December 31, 2008 the net asset value per unit increased 45.9% from $7,059.21 to $10,299.00.
     The Partnership, through its investment in the Master, experienced a net trading loss of $10,999,130 before brokerage commissions and related fees for the year ended December 31, 2010. Losses were primarily attributable to the trading of commodity futures in NYMEX Crude Oil, NYMEX Natural Gas and Brent Crude Oil and were partially offset by gains in NYMEX Energy Swaps, NYMEX Heating Oil, NYMEX Gasoline, Unleaded Gasoline, IPE Gas Oil and Lumber. The net trading gain (or loss) realized from the Partnership’s investment in the Master is disclosed on page 24 under “Item 8. Financial Statements and Supplementary Data.”
      The Partnership had a difficult time as the changes in the Natural Gas markets were seismic in their scope and with respect to trading throughout the curve. Despite the difficulties in Natural Gas; Crude Oil and refined products performed well throughout the latter half of 2010 to absorb some of the losses in the Natural Gas portfolio. Crude Oil in general tended to trade like a financial asset for the majority of 2010 as it was highly correlated with Gold as two ways to play a falling U.S. dollar and weak global equity prices. This made trading more difficult as it increased crude oil's volatility and overshadowed fundamental factors. Overall, profits were made in Crude as well as most of the refined products such as Heating Oil, Gasoil and RBOB (Gasoline) throughout the second half of the year. The Partnership in general was traded much more dynamically as positions were held for shorter periods of time and trading was very diversified across directional, spread, calendar and volatility positions, which helped performance. Natural Gas trading became more directional in nature during the second half of the year as the traditional calendar and spread trading opportunities that persisted in the market were not very compelling and the movements in the market were extremely volatile. The shift in trading style and the ability to diversify their Natural Gas exposure across all sub-strategies was beneficial to performance as longer-term positioning in Natural Gas was extremely difficult. Despite these changes the exposure of the portfolio is still expressed throughout the front-end and the back end of the curve with a majority of the exposure within the first 36 months. Gains in the back end of the curve were modest throughout the year and the shift to more near-term opportunities is something that will be consistent in the Fund's Natural Gas portfolio.
     The Partnership, through its investment in the Master, experienced a net trading gain of $35,672,914 before brokerage commissions and related fees for the year ended December 31, 2009. Gains were primarily attributable to the trading of commodity futures in NYMEX Energy Swaps, NYMEX Heating Oil, NYMEX Gasoline, NYMEX Natural Gas, Unleaded Gasoline, Brent Crude Oil and Grains and were partially offset by losses in IPE Gas Oil, RBOB Gasoline and NYMEX Crude Oil.
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
     Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and twelve months ended December 31, 2010 increased by $34,957 and $23,364, respectively, as compared to the corresponding periods in 2009. The increase in interest income is primarily due to higher U.S. Treasury Bill rates for the Partnership during the three and twelve months ended December 31, 2010, as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership.
     Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master. Brokerage commissions and fees for the three and twelve months ended December 31, 2010 decreased by $316,050 and $6,039, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage commissions and fees is primarily due to a decrease in the number of trades during the three and twelve months ended December 31, 2010 as compared to the corresponding periods in 2009.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and twelve months ended December 31, 2010 decreased by $224,651 and $822,776, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2010 as compared to the corresponding periods in 2009.
     Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and twelve months ended December 31, 2010. There were no profit share allocations earned for the three months ended December 31, 2009. The profit share allocations earned for the twelve months ended December 31, 2009 were $5,141,561. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

     The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2010 and 2009 were $138,088 and $195,332, respectively.
     The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2010 and 2009 were $23,877 and 33,341, respectively.
     The Partnership, through its investment in the Master, experienced a net trading gain of $135,361,295 before brokerage commissions and related fees for the year ended December 31, 2008. Gains were primarily attributable to the trading of NYMEX Crude Oil, NYMEX Energy Swaps, NYMEX Heating Oil, NYMEX Natural Gas, Corn and IPE Gas Oil and were partially offset by losses in IPE Brent Crude Oil, NYMEX Gasoline, NYMEX Unleaded Gas, and OTC Energy Swaps.
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
     Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Master and the Partnership depends on the Advisor’s ability to forecast changes in energy and energy-related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Master and the Partnership expect to increase capital through operations.
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
     Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Master’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers and in the markets where the Partnership/Master participates.
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
     Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2010.
     Partnership’s and Master’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities are actively traded.
     Accounting principles generally accepted in the United States of America (“GAAP”) also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.
     The Partnership will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and makes disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2010 and 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2010 and 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures and exchange-cleared swap contracts. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
     Options. The Master may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.
     Brokerage Commissions. Commission charges to open and close futures and exchange-traded swap contracts are expensed at the time the positions are opened. Commission charges on option contracts are expensed at the time the position is established and when the option contract is closed.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The Master is a speculative commodity pool. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.
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
     “Value at Risk” is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master’s speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Master’s losses in any market sector will be limited to Value at Risk or by the Master’s attempts to manage its market risk.
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
     The Master’s and the Partnership’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Master’s mark-to-market accounting, any loss in the fair value of the Master’s open positions is directly reflected in the Master’s earnings (realized or unrealized).
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
     In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Master), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

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
The Master’s Trading Value at Risk in Different Market Sectors
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2010 and 2009, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2010, the Master’s total capitalization was $980,369,638 and the Partnership owned approximately 24.4% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2010 was as follows:
December 31, 2010

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$51,518,525	5.26%	$143,609,109	$51,518,525	$94,568,057
Lumber	93,600	0.01	126,800	22,200	57,792

Total	$51,612,125	5.27%

*	Annual average of month-end Values at Risk
     As of December 31, 2009, the Master’s total capitalization was $1,229,195,192 and the Partnership owned approximately 23.3% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2009 was as follows:
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
     The following were the primary trading risk exposures of the Master as of December 31, 2010 by market sector.
     Energy. Energy-related products, such as crude oil, heating oil, gasoline and natural gas, constitute the principal market exposure of the Master. The Master has substantial market exposure to gas and oil price movements, often resulting from political developments in the Middle East. Political developments in other countries or regions can also materially impact upon the prices of energy products, as could changing supply and demand relationships, weather, governmental, commercial and trade programs and policies, and other significant economic events. Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.
     The Master engages in swap transactions in crude oil and other energy-related products. In this connection, the Master contracts with its counterparty to exchange a stream of payments computed by reference to a notional amount and the price of the energy product that is the subject of the swap.
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
Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The General Partner monitors and attempts to control the Partnership’s, through its investment in the Master, risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject.

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

Item 8. Financial Statements and Supplementary Data.
AAA Capital Energy Fund L.P.
     The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Reports of Independent Registered Public Accounting Firms, for the years ended December 31, 2010, 2009, and 2008; Statements of Financial Condition at December 31, 2010 and 2009; Statements of Income and Expenses for the years ended December 31, 2010, 2009, and 2008; Statements of Changes in Partners’ Capital for the years ended December 2010, 2009, and 2008; and Notes to Financial Statements.

To the Limited Partners of
AAA Capital Energy Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
AAA Capital Energy Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, N.Y. 10036
212-296-1999

Management’s Report on Internal Control Over
Financial Reporting

The management of AAA Capital Energy Fund L.P. (the Partnership), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d — 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of AAA Capital Energy Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2010 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, AAA Capital Energy Fund L.P.	Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, AAA Capital Energy Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
AAA Capital Energy Fund L.P.:
We have audited the accompanying statements of financial condition of AAA Capital Energy Fund L.P. (the “Partnership”) as of December 31, 2010 and 2009, and the related statements of income and expenses, and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership for the year ended December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2010 and 2009 financial statements present fairly, in all material respects, the financial position of AAA Capital Energy Fund L.P. as of December 31, 2010 and 2009, and the results of its operations and its changes in partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 23, 2011

Report of Independent Registered Public Accounting Firm
To the Partners of
AAA Capital Energy Fund L.P.:
In our opinion, the accompanying statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of AAA Capital Energy Fund L.P. (formerly known as Smith Barney AAA Energy Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

AAA Capital Energy Fund L.P.
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009

Assets:
Investment in Master, at fair value (Note 1)	$241,344,162	$285,810,508
Cash (Note 3c)	183,161	169,528

Total assets	$241,527,323	$285,980,036

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$1,145,338	$1,337,299
Management fees (Note 3b)	400,386	474,144
Professional fees	97,784	99,622
Other	52,710	56,471
Redemptions payable (Note 5)	8,409,584	1,720,377

Total liabilities	10,105,802	3,687,913

Partners’ Capital (Notes 1 and 5):
General Partner, 242.9887 and 292.7225 unit equivalents outstanding at December 31, 2010 and 2009, respectively	2,471,696	3,218,876
Special Limited Partner, 118.5047 Redeemable Units outstanding at December 31, 2010 and 2009	1,205,437	1,303,118
Limited Partners, 22,389.2068 and 25,260.2367 Redeemable Units outstanding at December 31, 2010 and 2009, respectively	227,744,388	277,770,129

Total partners’ capital	231,421,521	282,292,123

Total liabilities and partners’ capital	$241,527,323	$285,980,036

Net asset value per unit	$10,172.06	$10,996.34

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Net realized gains (losses) on closed contracts allocated from Master	$(15,586,893)	$127,314,866	$89,348,243
Change in net unrealized gains (losses) on open contracts allocated from Master	4,587,763	(91,641,952)	46,013,052
Interest income allocated from Master	166,148	142,784	1,194,256
Expenses allocated from Master	(967,150)	(910,836)	(967,985)

Total income (loss)	(11,800,132)	34,904,862	135,587,566

Expenses:
Brokerage commissions (Note 3c)	3,312,893	3,318,932	4,118,393
Management fees (Note 3b)	5,198,291	6,021,067	5,437,800
Professional fees	138,088	195,332	215,114
Other	23,877	33,341	68,981

Total expenses	8,673,149	9,568,672	9,840,288

Net income (loss) before allocation to Special Limited Partner	(20,473,281)	25,336,190	125,747,278
Allocation to Special Limited Partner (Note 3b)	—	(5,141,561)	(24,914,378)

Net income (loss) after allocation to Special Limited Partner	$(20,473,281)	$20,194,629	$100,832,900

Net income (loss) per unit (Note 6)	$(824.28)	$697.34	$3,239.79

Weighted average units outstanding	24,721.7604	27,376.2981	31,845.2438

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2010, 2009 and 2008

		Special
	Limited	Limited	General
	Partners	Partner	Partner	Total

Partners’ Capital at December 31, 2007	$233,084,768	$392,861	$5,863,414	$239,341,043
Subscriptions of 102.0000 Redeemable Units	1,006,658	—	—	1,006,658
Redemptions of 5,682.3887 Redeemable Units	(47,287,192)	—	—	(47,287,192)
Redemptions of 1,773.3087 Redeemable Units of Special Limited Partnership Interest	—	(17,007,106)	—	(17,007,106)
Allocation of net income (loss) for the year ended December 31, 2008:
Allocation of 2,752.7909 Redeemable Units to the Special Limited Partner (Note 3b)	—	24,914,378	—	24,914,378
Net income (loss) available for pro rata distribution	95,781,197	2,360,717	2,690,986	100,832,900

Partners’ Capital at December 31, 2008	282,585,431	10,660,850	8,554,400	301,800,681
Redemptions of 2,177.9080 Redeemable Units	(23,620,701)	—	—	(23,620,701)
Redemptions of 1,389.5644 Redeemable Units of Special Limited Partnership Interest	—	(15,224,202)	—	(15,224,202)
Redemptions of 537.8824 General Partner unit equivalents	—	—	(5,999,845)	(5,999,845)
Allocation of net income (loss) for the year ended December 31, 2009:
Allocation of 472.9346 Redeemable Units to the Special Limited Partner (Note 3b)	—	5,141,561	—	5,141,561
Net income (loss) available for pro rata distribution	18,805,399	724,909	664,321	20,194,629

Partners’ Capital at December 31, 2009	277,770,129	1,303,118	3,218,876	282,292,123
Redemptions of 2,871.0299 Redeemable Units	(29,872,324)	—	—	(29,872,324)
Redemptions of 49.7338 General Partner unit equivalents	—	—	(524,997)	(524,997)
Allocation of net income (loss) for the year ended December 31, 2010:
Net income (loss) available for pro rata distribution	(20,153,417)	(97,681)	(222,183)	(20,473,281)

Partners’ Capital at December 31, 2010	$227,744,388	$1,205,437	$2,471,696	$231,421,521

Net asset value per unit:

2008:	$10,299.00

2009:	$10,996.34

2010:	$10,172.06

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
December 31, 2010

1.	Partnership Organization:

AAA Capital Energy Fund L.P. (the “Partnership”) is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on U.S. exchanges and certain foreign exchanges. The Partnership, through its investment in the Master (defined herein), may trade commodity futures and options contracts of any kind. In addition, the Partnership, through its investment in the Master, may enter into swap contracts on energy-related products. The commodity interests that are traded by the Partnership, through its investment in the Master, are volatile and involve a high degree of market risk. During the initial offering period (February 12, 1998 through March 15, 1998), the Partnership sold 49,538 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests. The Partnership no longer offers Redeemable Units for sale. During 2008, the Special Limited Partner (defined herein) donated 102 Redeemable Units to the limited partners.

Ceres Managed Futures LLC (“CMF”), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisor (defined below).

On September 1, 2001, the Partnership allocated substantially all of its capital to the AAA Master Fund LLC, a New York limited liability company (the “Master”). The Partnership purchased 128,539.1485 units of the Master with a fair value of $128,539,149 (including unrealized appreciation of $7,323,329). The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (the “Advisor”) using the Energy Program — Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle. In addition, the Advisor is a special limited partner (the “Special Limited Partner”) (as described below) of the Partnership. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master’s commodity broker is CGM and its managing member is CMF. The Master may trade commodity futures and options contracts of any kind, but trades solely energy, energy-related products and lumber. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

The financial statements of the Master, including the Condensed Schedule of Investments, are included elsewhere in this report and should be read together with the Partnership’s financial statements.

At December 31, 2010 and 2009, the Partnership owned approximately 24.4% and 23.3%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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
December 31, 2010

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

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in Note 2, “Accounting Policies”, on the attached Master’s financial statements.

Partnership’s Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

The Partnership will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and makes disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2010 and 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

AAA Capital Energy Fund L.P.
Notes to Financial Statements
December 31, 2010

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$241,344,162	$—	$241,344,162	$—

Total fair value	$241,344,162	$—	$241,344,162	$—

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$285,810,508	$—	$285,810,508	$—

Total fair value	$285,810,508	$—	$285,810,508	$—

Master’s Investments and Fair Value Measurements.  For disclosures regarding the Master’s investments and fair value measurements, see Note 2, “Accounting Policies”, on the attached Master’s financial statements.

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

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

f.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

AAA Capital Energy Fund L.P.
Notes to Financial Statements
December 31, 2010

3.	Agreements:

a.	Limited Partnership Agreement:

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

The Partnership entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership pay CGM brokerage commissions at $18 per round turn for futures, $5 per round turn for swap transactions and $9 per side for options. The brokerage commissions were inclusive of applicable floor brokerage fees. All exchange, clearing, user, give-up, and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master and allocated to the Partnership through its investment in the Master. The Partnership pays CGM brokerage commissions at the above rates based on its proportional share of the Master’s trades. The brokerage commissions may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. CGM will pay a portion of its brokerage commissions to financial advisors who have sold Redeemable Units. The Partnership’s assets not held in the Master’s account at CGM are held in the Partnership’s account at CGM. The Partnership’s assets are deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. Cash margin requirements are maintained by the Master. CGM will pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
December 31, 2010

4.	Trading Activities:

The Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps contracts on the Statements of Financial Condition.

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master.

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities”, on the attached Master’s financial statements.

5.	Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the last day of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Net realized and unrealized gains (losses)*	$(606.96)	$1,104.17	$4,192.14
Interest income	6.76	5.16	36.89
Expenses and allocation to Special Limited Partner**	(224.08)	(411.99)	(989.24)

Increase (decrease) for year	(824.28)	697.34	3,239.79
Net asset value per unit, beginning of year	10,996.34	10,299.00	7,059.21

Net asset value per unit, end of year	$10,172.06	$10,996.34	$10,299.00

*	Includes brokerage commissions and clearing fees allocated from Master.

**	Excludes brokerage commissions, clearing fees allocated from Master and includes allocation to Special Limited Partner.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
December 31, 2010

	2010	2009	2008

Ratios to average net assets:
Net investment income (loss) before allocation to Special Limited Partner ***	(3.7)%	(3.5)%	(3.7)%

Operating expenses	3.7%	3.6%	4.1%
Allocation to Special Limited Partner	—%	1.8%	9.5%

Total expenses and allocation to Special Limited Partner	3.7%	5.4%	13.6%

Total return:
Total return before allocation to Special Limited Partner	(7.5)%	8.7%	57.9%
Allocation to Special Limited Partner	—%	(1.9)%	(12.0)%

Total return after allocation to Special Limited Partner	(7.5)%	6.8%	45.9%

***	Interest income allocated from Master less total expenses.

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

AAA Capital Energy Fund L.P.
Notes to Financial Statements
December 31, 2010

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

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees.

The General Partner/managing member monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner/managing member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and exchange cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

     Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2010 and 2009 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2010 to	July 1, 2010 to	April 1, 2010 to	January 1, 2010 to
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(3,318,389)	$1,497,345	$(3,835,790)	$(9,456,191)

Net income (loss) before allocation to Special Limited Partner	$(4,549,800)	$189,934	$(5,226,589)	$(10,886,826)

Net income (loss) after allocation to Special Limited Partner	$(4,549,800)	$189,934	$(5,226,589)	$(10,886,826)

Increase (decrease) in net asset value per Redeemable Unit	$(192.40)	$7.04	$(211.63)	$(427.29)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$1,007,923	$8,112,874	$1,935,687	$20,529,446

Net income (loss) before allocation to Special Limited Partner	$(503,234)	$6,572,341	$360,511	$18,906,572

Net income (loss) after allocation to Special Limited Partner	$(503,234)	$5,266,586	$296,847	$15,134,430

Increase (decrease) in net asset value per Redeemable Unit	$(22.25)	$191.51	$4.69	$523.39

To the Members of
AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis President and Director Ceres Managed Futures LLC Managing Member, AAA Master Fund LLC

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, N.Y. 10036
212-296-1999

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
AAA Master Fund LLC:
We have audited the accompanying statements of financial condition of AAA Master Fund LLC (the “Company”), including the condensed schedules of investments, as of December 31, 2010 and 2009, and the related statements of income and expenses, and changes in members’ capital for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2010 and 2009 financial statements present fairly, in all material respects, the financial position of AAA Master Fund LLC as of December 31, 2010 and 2009, and the results of its operations and its changes in members’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 23, 2011

Report of Independent Auditors
To the Members of
AAA Master Fund LLC:
In our opinion, the accompanying statement of income and expenses and statement of changes in members’ capital present fairly, in all material respects, the financial position of AAA Master Fund LLC (formerly known as Citigroup AAA Master Fund LLC) at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

AAA Master Fund LLC
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009

Assets:
Equity in trading account:
Cash (Note 3c)	$786,204,916	$778,736,469
Cash margin (Note 3c)	84,669,985	112,350,862
Options purchased, at fair value (cost $561,437,849 and $885,211,273, respectively)	363,802,239	741,495,723

Total assets	$1,234,677,140	$1,632,583,054

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$6,571,110	$50,857,890
Options premium received, at fair value (premium $354,410,825 and $435,825,576, respectively)	239,504,355	352,233,900
Accrued expenses:
Professional fees	290,824	296,072
Redemptions payable	7,941,213	—

Total liabilities	254,307,502	403,387,862

Members’ Capital:
Members’ Capital, 103,223.2146 and 123,710.6078 Units outstanding at December 31, 2010 and 2009, respectively	980,369,638	1,229,195,192

Total liabilities and members’ capital	$1,234,677,140	$1,632,583,054

Net asset value per unit	$9,497.57	$9,936.05

See accompanying notes to financial statements.

AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2010

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures and Exchange-Cleared Swap Contracts Purchased
Energy	49,880	$(76,588,395)	(7.75)%

Total futures and exchange-cleared swap contracts purchased		(76,588,395)	(7.75)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
NYMEX HH Swap Feb 11 – Dec 14	24,098	119,170,628	12.06
Other	27,946	(49,185,903)	(4.98)
Lumber	72	32,560	0.00 *

Total futures and exchange-cleared swap contracts sold		70,017,285	7.08

Options Purchased
Energy
Call
NYMEX Crude Oil E Jun 11 – Dec 12	3,098	50,475,970	5.11
NYMEX LT Crude Oil Feb 11 – Dec 13	9,371	97,741,150	9.89
Other	17,005	46,219,048	4.67

Call options purchased		194,436,168	19.67

Put
NYMEX Natural Gas E Feb 11 – May 14	17,363	82,281,218	8.33
Other	20,468	87,084,853	8.81

Put options purchased		169,366,071	17.14

Total options purchased		363,802,239	36.81

Options Premium Received
Energy
Call
NYMEX Heating Oil Feb 11 – Jun 11	5,580	(64,361,900)	(6.51)
NYMEX LT Crude Oil Feb 11 – Dec 16	9,485	(62,747,240)	(6.35)
Other	21,649	(52,266,589)	(5.29)

Call options premium received		(179,375,729)	(18.15)

Put
Other	21,624	(60,128,626)	(6.08)

Put options premium received		(60,128,626)	(6.08)

Total options premium received		(239,504,355)	(24.23)

Total fair value		$117,726,774	11.91%

*	Due to rounding.

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

AAA Master Fund LLC
Statements of Income and Expenses
for the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(66,599,159)	$550,277,218	$383,464,674
Change in net unrealized gains (losses) on open contracts	21,681,514	(395,771,479)	187,955,527

Gain (loss) from trading, net	(44,917,645)	154,505,739	571,420,201
Interest income	718,246	661,850	5,262,752

Total income (loss)	(44,199,399)	155,167,589	576,682,953

Expenses:
Clearing fees	3,163,655	3,343,809	3,223,638
Professional fees	739,340	628,350	848,543

Total expenses	3,902,995	3,972,159	4,072,181

Net income (loss)	$(48,102,394)	$151,195,430	$572,610,772

Net income (loss) per unit (Note 6)	$(431.84)	$1,064.36	$3,494.47

Weighted average units outstanding	111,118.5200	139,419.9283	172,420.9234

See accompanying notes to financial statements.

AAA Master Fund LLC
Statements of Changes in Members’ Capital
for the years ended December 31, 2010, 2009 and 2008

Members’
Capital

Members’ Capital at December 31, 2007	$999,453,536
Net income (loss)	572,610,772
Subscriptions of 26,018.8922 Units	176,599,395
Redemptions of 59,881.8271 Units	(404,833,765)
Distribution of interest income to feeder funds	(5,198,839)

Members’ Capital at December 31, 2008	1,338,631,099
Net income (loss)	151,195,430
Subscriptions of 18,789.6645 Units	178,448,063
Redemptions of 45,884.9809 Units	(438,417,550)
Distribution of interest income to feeder funds	(661,850)

Members’ Capital at December 31, 2009	1,229,195,192
Net income (loss)	(48,102,394)
Subscriptions of 3,852.9008 Units	37,495,753
Redemptions of 24,340.2940 Units	(237,500,667)
Distribution of interest income to feeder funds	(718,246)

Members’ Capital at December 31, 2010	$980,369,638

Net asset value per unit:

2008:	$8,876.52

2009:	$9,936.05

2010:	$9,497.57

See accompanying notes to financial statements.

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2010

1.	General:

AAA Master Fund LLC, (the “Master”) is a limited liability company formed under the New York Limited Liability Company Law. The Master’s purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Master may trade commodity futures and option contracts of any kind but intends initially to trade solely energy and energy related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units of member interest (“Units”).

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the managing member (the “Managing Member”) and commodity pool operator of the Master. The Managing Member is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Master, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the Managing Member was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Master are made by the Advisor (defined below).

On September 1, 2001 (date Master commenced trading), AAA Capital Energy Fund L.P. (“AAA”) allocated substantially all of its capital and Orion Futures Fund L.P. (“Orion”) allocated a portion of its capital to the Master. The partnerships purchased 133,712.5867 Units with a fair value of $133,712,587 (including unrealized appreciation of $7,755,035). On July 1, 2002, AAA Capital Energy Fund L.P. II (“AAA II”) allocated substantially all of its capital to the Master and purchased 64,945.0387 Units with cash equal to $94,925,000. On October 1, 2005, Tactical Diversified Futures Fund L.P. (“Tactical Diversified”) allocated a portion of its capital to the Master and purchased 13,956.1190 Units with cash equal to $50,000,000. On July 1, 2005, Institutional Futures Portfolio L.P. (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 2,386.2338 Units with cash equal to $7,000,000. On July 1, 2006, Legion Strategies, LTD (“Legion LTD”) allocated a portion of its capital to the Master and purchased 793.9501 Units with cash equal to $4,000,000. On October 1, 2006, Energy Advisors Portfolio L.P. (“Energy Advisors”) allocated a portion of its capital to the Master and purchased 723.8213 Units with cash equal to $3,315,000. On March 1, 2007, Global Futures Fund Ltd. (“Global Futures”) allocated a portion of its capital to the Master and purchased 344.5961 Units with cash equal to $1,614,644. On April 1, 2009, Orion Futures Fund (Cayman) Ltd. (“Orion Cayman) allocated a portion of its capital to the Master and purchased 84.1311 Units with cash equal to $800,000. On January 31, 2010, Tactical Diversified redeemed its entire investment in the Master for cash equal to $40,267,084. On December 31, 2010, Legion LTD redeemed its entire investment in the Master for cash equal to $7,941,213. The Master was formed to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (the “Advisor”) using the Energy Program – Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle.

Prior to Legion LTD’s full redemption in December 31, 2010, the Master’s investors consisted of AAA, AAA II, Institutional Portfolio, Energy Advisors, Global Futures, Legion LTD, Orion and Orion Cayman. The Master operates under a structure where its investors consist of AAA, AAA II, Institutional Portfolio, Energy Advisors, Global Futures, Legion LTD, Orion and Orion Cayman (each a “Member”, collectively the “Funds”), each of which owned approximately 24.4%, 41.4%, 1.9%, 0.8%, 1.7%, 0.8%, 28.7% and 0.3% of the Master at December 31, 2010, respectively. AAA, AAA II, Tactical Diversified, Institutional Portfolio, Energy Advisors, Global Futures, Legion LTD, Orion and Orion Cayman owned approximately 23.3%, 40.3%, 6.6%, 2.1%, 0.8%, 2.3%, 1.1%, 23.2% and 0.3% of the Master at December 31, 2009, respectively.

The Master will be liquidated under certain circumstances as defined in the limited liability company agreement of the Master (the “Limited Liability Company Agreement”).

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2010

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows.

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities are actively traded.

The Master will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and makes disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2010 and December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). The gross presentation of the fair value of the Master’s derivatives by instrument type is shown in Note 4, “Trading Activities”.

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2010

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Options purchased	$363,802,239	$363,802,239	$—	$—

Total assets	363,802,239	363,802,239	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$6,571,110	$6,571,110	$—	$—
Options premium received	239,504,355	239,504,355	—	—

Total liabilities	246,075,465	246,075,465	—	—

Total fair value	$117,726,774	$117,726,774	$—	$—

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Options purchased	$741,495,723	$741,495,723	$—	$—

Total assets	741,495,723	741,495,723	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$50,857,890	$50,857,890	$—	$—
Options premium received	352,233,900	352,233,900	—	—

Total liabilities	403,091,790	403,091,790	—	—

Total fair value	$338,403,933	$338,403,933	$—	$—

d.	Futures Contracts. The Master trades futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2010

Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

f.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

g.	Income Taxes. Income taxes have not been provided as each member is individually liable for the taxes, if any, on its share of the Master’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Member concluded that no provision for income tax is required in the Master’s financial statements.

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

h.	Subsequent Events. Management of the Master evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

i.	Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

3.	Agreements:

a.	Limited Liability Company Agreement:

The Managing Member administers the business affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The Managing Member, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the Managing Member or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement shall be borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All floor brokerage,

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2010

exchange, clearing, user, give-up and National Futures Association fees (collectively the “clearing fees”) are borne by the Master consistent with contractual agreements. All other fees (management fees, administrative fees, incentive fees, brokerage commissions and offering costs) shall be borne by the Funds. All of the Master’s cash is deposited by CGM in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2010 and 2009, the amounts of cash held by the Master for margin requirements was $84,669,985 and $112,350,862, respectively. The Customer Agreement may be terminated by either party. All commissions in connection with the Customer Agreement shall be borne by the Funds.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and exchange-cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swap contracts on the Statements of Financial Condition.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and exchange-cleared swap contracts traded for the years ended December 31, 2010 and 2009, based on a monthly calculation, were 131,212 and 146,533, respectively. The average number of options contracts traded for the years ended December 31, 2010 and 2009, based on a monthly calculation, were 183,892 and 171,426, respectively. In prior year, the average contracts were based on a quarterly and not a monthly calculation. The amounts for the year ended December 31, 2009 have been revised accordingly.

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2010

The following tables indicate the gross fair values of derivative instruments of futures and exchange-cleared swaps and options contracts as separate assets and liabilities as of December 31, 2010 and 2009.

	December 31, 2010

Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$253,480,029
Lumber	38,390

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$253,518,419

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(260,083,699)
Lumber	(5,830)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(260,089,529)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(6,571,110	)*

Assets
Options Purchased
Energy	$363,802,239

Options purchased	$363,802,239	**

Liabilities
Options Premium Received
Energy	$(239,504,355)

Options premium received	$(239,504,355	)***

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2010

	December 31, 2009

Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$274,140,959

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$274,140,959

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(324,998,849)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(324,998,849)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(50,857,890	)*

Assets
Options Purchased
Energy	$741,495,723

Options purchased	$741,495,723	**

Liabilities
Options Premium Received
Energy	$(352,233,900)

Options premium received	$(352,233,900	)***

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading

Currencies	$(1,876,020)		$—
Energy	(43,137,992)		154,505,739
Lumber	96,367		—

Total	$(44,917,645	)****	$154,505,739	****

****	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

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

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2010

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Net realized and unrealized gains (losses)*	$(431.69)	$1,064.16	$3,469.13
Interest income	6.64	4.82	30.48
Expenses**	(6.79)	(4.62)	(5.14)

Increase (decrease) for the year	(431.84)	1,064.36	3,494.47
Distribution of interest income to feeder funds	(6.64)	(4.83)	(30.09)
Net asset value per unit, beginning of year	9,936.05	8,876.52	5,412.14

Net asset value per unit, end of year	$9,497.57	$9,936.05	$8,876.52

*	Includes clearing fees.

**	Excludes clearing fees.

Ratio to average net assets:
Net investment income (loss)***	(0.3)%	(0.3)%	0.1%

Operating expenses	0.4%	0.3%	0.4%

Total return	(4.4)%	12.0%	64.6%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2010

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

The Advisor will concentrate the Master’s trading in energy related markets. Concentration in a limited number of commodity interests may subject the Master’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Master.

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees.

The Managing Member monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the Managing Member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and exchange-cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

     Selected unaudited quarterly financial data for the AAA Master for the years ended December 31, 2010 and 2009 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2010 to	July 1, 2010 to	April 1, 2010 to	January 1, 2010 to
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$(10,965,983)	$9,078,896	$(11,793,850)	$(33,682,117)

Net income (loss)	$(11,165,250)	$8,893,472	$(11,973,145)	$(33,857,471)

Increase (decrease) in net asset value per unit	$(107.86)	$81.89	$(111.98)	$(293.89)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$9,738,633	$39,593,130	$11,578,159	$90,913,858

Net income (loss)	$9,596,868	$39,460,830	$11,401,249	$90,736,483

Increase (decrease) in net asset value per unit	$61.37	$289.49	$79.60	$633.90

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     PricewaterhouseCoopers LLP (“PwC”) was previously the principal accountant for the Partnership through July 22, 2009. On July 22, 2009, PwC was dismissed as principal accountant and on July 23, 2009 Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, there were no disagreements with PwC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
     The audit report of PwC on the financial statements of the Partnership as of and for the year ended December 31, 2008, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
Item 9A. Controls and Procedures.
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”).
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.
     The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Jennifer Magro (Chief Financial Officer and Director), Michael McGrath (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.
     Walter Davis, age 46, is President and Chairman of the Board of Directors of the General Partner (since June 2010). Mr. Davis was registered as an associated person of the General Partner and listed as a principal in June 2010. Mr. Davis is responsible for the oversight of the General Partner’s funds and accounts. Prior to the combination of Demeter Management LLC (“Demeter”) and the General Partner effective December 1, 2010, Mr. Davis served as Chairman of the Board of Directors and President of Demeter, a registered commodity pool operator. Mr. Davis was a principal and associated person of Demeter from May 2006 to December 2010 and July 2006 to December 2010, respectively. Mr. Davis was an associated person of Morgan Stanley DW Inc., a financial services firm, from August 2006 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into Morgan Stanley & Co. Incorporated (“MS & Co.”), a global financial services firm, he became an associated person of MS & Co. (due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.). Prior to becoming an associated person in August 2006, Mr. Davis was responsible for overseeing the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. Mr. Davis withdrew as an associated person of MS & Co. in June 2009. Mr. Davis has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Morgan Stanley Smith Barney LLC is registered as a broker-dealer with FINRA, an investment adviser with the SEC and a futures commission merchant with the CFTC. Mr. Davis is a Managing Director of Morgan Stanley Smith Barney LLC and the Director of Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to joining Morgan Stanley in September 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group from January 1992 until September 1999, where his principal duties included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Throughout his career, Mr. Davis has been involved with the development, management and marketing of a diverse array of commodity pools, hedge funds and other alternative investment vehicles. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a BA in Economics from the University of the South in 1987.
     Jennifer Magro, age 39, is Chief Financial Officer and Director of the General Partner (since October 2006 and May 2005, respectively). Ms. Magro was listed as a principal in June 2005. Ms. Magro served as Vice President and Secretary of the General Partner from August 2001 to December 2010 and June 2010 to December 2010, respectively. She was also a Managing Director of Citi Alternative Investments (“CAI”), a division of Citigroup that administered its hedge fund and fund of funds business, and was Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining the General Partner in January 1996, Ms. Magro was employed by Prudential Securities Inc., a securities brokerage services company, (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products. Ms. Magro received a BS in Accounting from the State University of New York, Oswego in 1993.
     Michael McGrath, age 41, has been a Director of the General Partner since June 2010. Mr. McGrath was listed as a principal in June 2010. Mr. McGrath was a principal and Director of Demeter from May 2006 until Demeter’s combination with the General Partner in December 2010. Mr. McGrath is a Managing Director of Morgan Stanley Smith Barney LLC and currently serves as the Head of Alternative Investments for the Global Wealth Management Group of Morgan Stanley Smith Barney LLC. He also serves on the Management Committee of the Global Wealth Management Group. Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley’s Global Wealth Management Group. Mr. McGrath served as a Managing Director of Morgan Stanley from May 2004 until May 2009, when Mr. McGrath became a Managing Director of Morgan Stanley Smith Barney LLC. Mr. McGrath joined Morgan Stanley from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois, where he worked from July 2001 to May 2004. At Nuveen Investments, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to high net worth investors. Mr. McGrath received his BA degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents. He received his MBA in Finance from New York University in 1996.
     Douglas J. Ketterer, age 45, has been a Director of the General Partner since December 2010. Mr. Ketterer was listed as a principal in December 2010. Mr. Ketterer was a principal of Demeter from October 2003 until Demeter’s combination with the General Partner in December 2010. Mr. Ketterer is a Managing Director and Head of the U.S. Private Wealth Management Group within Morgan Stanley Smith Barney LLC. Mr. Ketterer joined MS & Co. in March 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm; most recently as Chief Operating Officer, Wealth Management Group and Head of the Products Group with responsibility for a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department and Retirement & Equity Solutions Group) which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his MBA from New York University’s Leonard N. Stern School of Business and his BS in Finance from the University at Albany’s School of Business.
     Ian Bernstein, age 48, is a Director of the General Partner. Mr. Bernstein has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Bernstein held various positions, including Managing Director, within the Capital Markets group at Morgan Stanley DW Inc. from October 1984 to April 2007, when Morgan Stanley DW Inc. was merged into, its institutional affiliate, MS & Co. and became the Global Wealth Management Division of MS & Co. Mr. Bernstein first served as a Managing Director with MS & Co. in March 2004, prior to its merger with Morgan Stanley DW Inc. Since June 1, 2009, Mr. Bernstein has served as a Managing Director of Capital Markets at Morgan Stanley Smith Barney LLC, a new broker-dealer formed as a result of a joint venture between Citigroup and Morgan Stanley. The respective retail business of MS & Co. and Citigroup (formerly known as Smith Barney) was contributed to Morgan Stanley Smith Barney LLC. Mr. Bernstein has continued as Managing Director of both Morgan Stanley Smith Barney LLC, the retail broker-dealer, and MS & Co., the institutional broker-dealer, up to the present. Mr. Bernstein received his MBA from New York University’s Leonard N. Stern School of Business in 1988, and his BA from the University of Buckingham in 1980.
     Harry Handler, age 51, has been a Director of the General Partner since December 2010. Mr. Handler became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Handler was a principal and associated person of Demeter from May 2005 until Demeter’s combination with the General Partner in December 2010, and from April 2006 until December 2010, respectively. He has been an associate member of the NFA since August 1985. Mr. Handler was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a BA degree and a double major in History and Political Science.
     Patrick T. Egan, age 41, has been a Director of the General Partner since December 2010. Mr. Egan became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Egan has been an associate member of the NFA since December 1997. He has been an associated person of Morgan Stanley Smith Barney LLC since November 2010. Mr. Egan was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1998 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Egan withdrew as an associated person of MS & Co. in November 2010. Mr. Egan is an Executive Director at Morgan Stanley Smith Barney LLC and currently serves as the Co- Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to his current role, Mr. Egan served as the Head of Due Diligence & Manager Research for Morgan Stanley’s Managed Futures Department from October 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. From March 1993 through September 2003, Mr. Egan was an analyst and manager within the Managed Futures Department for Morgan Stanley DW Inc., and its predecessor firm, Dean Witter Reynolds, Inc., a financial services firm, with his primary responsibilities being dedicated to the product development, due diligence, investment analysis and risk management of the firm’s commodity pools. Mr. Egan began his career in August 1991, joining Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., until March 1993 when he joined the firm’s Managed Futures Department. Mr. Egan received a Bachelor of Business Administration with a concentration in Finance from the University of Notre Dame in May 1991. Mr. Egan is a former Director to the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms, from November 2004 to October 2006 and November 2006 to October 2008.
     Alper Daglioglu, age 33, has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Daglioglu is an Executive Director at Morgan Stanley Smith Barney LLC and the Co-Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Mr. Daglioglu also serves on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Prior to his current role, Mr. Daglioglu was a Senior Analyst at the Product Origination Group within Morgan Stanley Managed Futures Department from December 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. In addition to his responsibilities within Managed Futures Department, Mr. Daglioglu was also the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 to June 2009. Mr. Daglioglu served as a consultant at the Product Origination Group within Morgan Stanley Managed Futures Department from June 2003 to November 2003. Mr. Daglioglu received a BS degree in Industrial Engineering from Galatasaray University in June 2000 and a MBA degree in Finance from the University of Massachusetts-Amherst’s Isenberg School of Management in May 2003. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.
Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by its General Partner, which receives compensation for its services, as set forth under “Item 1. Business. “ CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under “Item 1. Business.” During the year ended December 31, 2010, CGM earned $3,312,893 in brokerage commissions and clearing fees from the Partnership. The Advisor earned $5,198,291 in management fees for the year ended December 31, 2010. There were no profit share allocations earned by the Advisor for the year ended December 31, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Security ownership of certain beneficial owners. As of February 28, 2011, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2010:

(3) Amount and
	(2) Name of	Nature of
	Beneficial	Beneficial	(4) Percent of
(1) Title of Class	Owner	Ownership	Class
General Partner unit equivalents	General Partner	242.9887	1.1%
     (c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
(a) Transactions with related persons. None.
(b) Review, approval or ratification of transactions with related persons. Not applicable.
(c) Promoters and certain control persons. CGM and the General Partner would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the year ended December 31, 2010 and for the period from July 23, 2009 through December 31, 2009, PwC in the period from January 1, 2009 through July 22, 2009 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

	Deloitte		PwC
2010	$64,200		$—
2009	$53,000	(1)	$26,300	(2)

(1)     For the period July 23, 2009 to December 31, 2009.
(2)     For the period January 1, 2009 to July 22, 2009.
     (2) Audit-Related Fees. None
     (3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2010	$26,250
2009	$25,000
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2010 and 2009.

Statements of Income and Expenses for the years ended December 31, 2010, 2009 and 2008.

Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008.

Notes to Financial Statements

(2)	Exhibits
3.1		Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated December 30, 1997 (filed as Exhibit 3.1 to the Partnership Form 10 filed on April 30, 1999 and incorporated herein by reference).

	(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1 to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2		Amended and Restated Limited Partnership Agreement, dated September 30, 2006 (filed as Exhibit 10.1 to the Form 10-Q filed on November 14, 2006 and incorporated herein by reference).

10.1		Customer Agreement between the Partnership and Smith Barney Inc., dated February 12, 1998 (filed as Exhibit 10.B to the Partnership Form 10 filed on April 30, 1999 and incorporated herein by reference).

10.2		Agency Agreement among the Partnership, Smith Barney Futures Management Inc. and Smith Barney Inc., dated February 12, 1998 (filed as Exhibit 10.2 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.3		Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.4		Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated February 9, 1998 (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Advisory Agreement among the Partnership, the General Partner and AAA Capital Management Advisors, Ltd., dated April 3, 2006 (filed as Exhibit 33 to the Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

	(a)	Letter from the General Partner extending Advisory Agreement with AAA Capital Management Advisory, Ltd. for 2010, dated June 1, 2010 (filed herein).

16.1		Letter from KPMG LLP (filed as Exhibit 16.1 to the Form 8-K filed on July 1, 2008 and incorporated herein by reference).

16.2		Letter from Pricewaterhouse Coopers LLP (filed as Exhibit 16.1 to the Form 8-K filed on July 23, 2009 and incorporated herein by reference).
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference
31.1	— Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	— Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1	— Section 1350 Certification (Certification of President and Director)

32.2	— Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AAA CAPITAL ENERGY FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis,
President & Director
Date: March 31, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Ian Bernstein	/s/ Patrick T. Egan

Walter Davis	Ian Bernstein	Patrick T. Egan
President and Director	Director	Director
Ceres Managed Futures LLC Date: March 31, 2011	Ceres Managed Futures LLC Date: March 31, 2011	Ceres Managed Futures LLC Date: March 31, 2011

/s/ Jennifer Magro	/s/ Michael McGrath	/s/ Alper Daglioglu

Jennifer Magro	Michael McGrath	Alper Daglioglu
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer) Ceres Managed Futures LLC Date: March 31, 2011	Ceres Managed Futures LLC Date: March 31, 2011	Ceres Managed Futures LLC Date: March 31, 2011

/s/ Douglas J. Ketterer	/s/ Harry Handler

Douglas J. Ketterer	Harry Handler
Director	Director
Ceres Managed Futures LLC Date: March 31, 2011	Ceres Managed Futures LLC Date: March 31, 2011
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
Annual Report to Limited Partners
No proxy material has been sent to Limited Partners.