Form 10-Q
period 2011-09-30
AAA CAPITAL ENERGY FUND L.P.
filed 2011-11-14
CIK 1057051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes   No X

As of October 31, 2011, 18,541.3110 Limited Partnership Redeemable Units were outstanding.

AAA CAPITAL ENERGY FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2011 (unaudited) and December 31, 2010	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2011 and 2010 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of AAA Master Fund LLC (unaudited)	5 – 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	22

PART II - Other Information		23 – 25

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

PART I

Item 1. Financial Statements

AAA Capital Energy Fund L.P.
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2011	2010

Assets:
Investment in Master, at fair value	$197,265,285	$241,344,162
Cash	192,721	183,161

Total assets	$197,458,006	$241,527,323

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$826,657	$1,145,338
Management fees	327,468	400,386
Other	150,559	150,494
Redemptions payable	2,963,157	8,409,584

Total liabilities	4,267,841	10,105,802

Partners’ Capital:
General Partner, 218.7937 and 242.9887 unit equivalents outstanding at September 30, 2011 and December 31, 2010, respectively	2,209,423	2,471,696
Special Limited Partner, 118.5047 Redeemable Units outstanding at September 30, 2011 and December 31, 2010	1,196,684	1,205,437
Limited Partners, 18,793.8453 and 22,389.2068 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively	189,784,058	227,744,388

Total partners’ capital	193,190,165	231,421,521

Total liabilities and partners’ capital	$197,458,006	$241,527,323

Net asset value per unit	$10,098.20	$10,172.06

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment income:
Interest income allocated from Master	$4,983	$48,245	$49,473	$120,027

Expenses:
Expenses allocated from Master	134,287	201,120	491,701	731,057
Brokerage commissions	539,325	721,184	1,677,051	2,722,016
Management fees	1,005,115	1,283,546	3,191,758	3,966,980
Other	12,236	23,865	136,439	161,865

Total expenses	1,690,963	2,229,715	5,496,949	7,581,918

Net investment income (loss)	(1,685,980)	(2,181,470)	(5,447,476)	(7,461,891)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	5,285,556	3,624,540	(8,642,517)	(8,280,068)
Change net in unrealized gains (losses) on open contracts allocated from Master	(843,059)	(1,253,136)	12,654,620	(181,522)

Total trading results allocated from Master	4,442,497	2,371,404	4,012,103	(8,461,590)

Net income (loss)	2,756,517	189,934	(1,435,373)	(15,923,481)
Redemptions — Limited Partners	(11,471,232)	(3,604,581)	(36,545,983)	(14,498,184)
Redemptions — General Partner	0	(225,000)	(250,000)	(524,997)

Net increase (decrease) in Partners’ Capital	(8,714,715)	(3,639,647)	(38,231,356)	(30,946,662)
Partners’ Capital, beginning of period	201,904,880	254,985,108	231,421,521	282,292,123

Partners’ Capital, end of period	$193,190,165	$251,345,461	$193,190,165	$251,345,461

Net asset value per unit (19,131.1437 and 24,250.7031 units outstanding at September 30, 2011 and 2010, respectively)	$10,098.20	$10,364.46	$10,098.20	$10,364.46

Net income (loss) per unit *	$137.01	$7.04	$(73.86)	$(631.88)

Weighted average units outstanding	19,909.8171	24,565.0332	20,907.5031	24,999.5172

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

1.	General:

AAA Capital Energy Fund L.P. (the “Partnership”) is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options, commodity futures contracts on U.S. exchanges and certain foreign exchanges and forward contracts. The Partnership, through its investment in the Master (defined below), may trade commodity futures and options contracts of any kind. In addition, the Partnership, through its investment in the Master, may enter into swap contracts on energy-related products. During the initial offering period (February 12, 1998 through March 15, 1998), the Partnership sold 49,538 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests. The Partnership no longer offers Redeemable Units for sale.

Ceres Managed Futures LLC (“CMF”), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of September 30, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2011.

At September 30, 2011, the Partnership owned approximately 20.9% of the Master. At December 31, 2010, the Partnership owned approximately 24.4% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.

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

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2011 and 2010 are presented below:

AAA Master Fund LLC
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2011	2010

Assets:
Equity in trading account:
Cash	$693,127,470	$786,204,916
Cash margin	59,363,764	84,669,985
Options purchased, at fair value (cost $493,938,936 and $561,437,849, respectively)	429,852,506	363,802,239

Total assets	$1,182,343,740	$1,234,677,140

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$76,333,930	$6,571,110
Options premium received, at fair value (premium $268,534,703 and $354,410,825, respectively)	161,034,970	239,504,355
Accrued expenses:
Professional fees	380,512	290,824
Redemptions payable	0	7,941,213

Total liabilities	237,749,412	254,307,502

Members’ Capital:
Members’ Capital, 97,881.6157 and 103,223.2146 units outstanding at September 30, 2011 and December 31, 2010, respectively	944,594,328	980,369,638

Total liabilities and members’ capital	$1,182,343,740	$1,234,677,140

Net asset value per unit	$9,650.38	$9,497.57

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

AAA Master Fund LLC
Condensed Schedule of Investments
September 30, 2011
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy
NYMEX HH Natural Gas Nov 11 - Aug 15	9,620	$(78,767,521)	(8.34)%
NYMEX LT Crude Oil Dec 11 - Dec 16	7,747	(60,091,330)	(6.36)
Other	24,720	(148,404,918)	(15.71)
Grains	81	(466,775)	(0.05)
Lumber	67	(125,590)	(0.01)
Softs	243	(1,870,500)	(0.20)

Total futures and exchange-cleared swap contracts purchased		(289,726,634)	(30.67)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
NYMEX HH Swap Nov 11 - Dec 14	13,761	69,609,870	7.37
NYMEX LT Crude Oil Nov 11 - June 13	7,077	60,414,586	6.40
Other	16,087	83,234,094	8.81
Lumber	22	134,154	0.01

Total futures and exchange-cleared swap contracts sold		213,392,704	22.59

Options Purchased
Energy
Call
NYMEX LT Crude Oil Nov 11 - Dec 14	12,301	48,730,190	5.16
Other	10,746	15,485,341	1.64

Call options purchased		64,215,531	6.80

Put
NYMEX Crude Oil E Dec 11 - Dec 16	7,040	62,702,310	6.64
NYMEX LT Crude Oil Dec 11 - Dec 14	15,623	200,186,350	21.19
NYMEX Natural Gas E Nov 11 - Oct 12	4,652	70,613,407	7.48
Other	4,369	31,541,345	3.34
Grains	90	593,563	0.06

Put options purchased		365,636,975	38.71

Total options purchased		429,852,506	45.51

Options Premium Received
Energy
Call
Other	31,106	(11,228,683)	(1.19)
Grains	254	(96,044)	(0.01)

Call options premium received		(11,324,727)	(1.20)

Put
NYMEX LT Crude Oil Nov 11 - Dec 13	11,118	(79,288,910)	(8.39)
Other	13,541	(70,246,533)	(7.44)
Grains	64	(174,800)	(0.02)

Put options premium received		(149,710,243)	(15.85)

Total options premium received		(161,034,970)	(17.05)

Net fair value		$192,483,606	20.38%

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
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

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

AAA Master Fund LLC
Statements of Income and Expenses and Changes in Members’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment income:
Interest income	$25,879	$207,252	$236,478	$516,422

Expenses:
Clearing fees	504,922	618,341	1,751,867	2,404,508
Professional fees	129,784	185,424	482,612	540,073

Total expenses	634,706	803,765	2,234,479	2,944,581

Net investment income (loss)	(608,827)	(596,513)	(1,998,001)	(2,428,159)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	24,740,487	14,465,672	(39,673,549)	(36,308,875)
Change in net unrealized gains (losses) on open contracts	(3,814,676)	(4,975,687)	56,379,623	1,799,890

Total trading results	20,925,811	9,489,985	16,706,074	(34,508,985)

Net income (loss)	20,316,984	8,893,472	14,708,073	(36,937,144)
Subscriptions	34,613	193,888	106,053,886	15,805,022
Redemptions	(42,796,897)	(24,709,949)	(156,300,791)	(186,113,873)
Distribution of interest income to feeder funds	(25,879)	(207,252)	(236,478)	(516,422)

Net increase (decrease) in Members’ Capital	(22,471,179)	(15,829,841)	(35,775,310)	(207,762,417)
Members’ Capital, beginning of period	967,065,507	1,037,262,616	980,369,638	1,229,195,192

Members’ Capital, end of period	$944,594,328	$1,021,432,775	$944,594,328	$1,021,432,775

Net asset value per unit (97,881.6157 and 106,317.8812 units outstanding in September 30, 2011 and 2010, respectively)	$9,650.38	$9,607.35	$9,650.38	$9,607.35

Net income (loss) per unit*	$203.84	$81.89	$155.14	$(323.98)

Weighted average units outstanding	100,759.3411	107,869.1608	103,060.4574	112,710.7115

*	Based on change in net asset value per unit.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$189.21	$60.19	$87.92	$(466.23)
Interest income	0.25	1.97	2.28	4.83
Expenses and allocation to Special Limited Partner**	(52.45)	(55.12)	(164.06)	(170.48)

Increase (decrease) for the period	137.01	7.04	(73.86)	(631.88)
Net asset value per unit, beginning of period	9,961.19	10,357.42	10,172.06	10,996.34

Net asset value per unit, end of period	$10,098,20	$10,364.46	$10,098.20	$10,364.46

*	Includes brokerage commissions and clearing fees allocated from the Master.

**	Excludes brokerage commissions, clearing fees allocated from the Master and includes allocation to Special Limited Partner in the three and nine months ended September 30, 2011 and 2010 if any.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(3.4)%	(3.4)%	(3.5)%	(3.8)%

Operating expenses	3.4%	3.5%	3.5%	3.8%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses and allocation to Special Limited Partner	3.4%	3.5%	3.5%	3.8%

Total return:
Total return before allocation to Special Limited Partner	1.4%	0.1%	(0.7)%	(5.7)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	1.4%	0.1%	(0.7)%	(5.7)%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses)*	$204.88	$81.69	$157.56	$(323.82)
Interest income	0.26	1.93	2.33	4.72
Expenses **	(1.30)	(1.73)	(4.75)	(4.88)

Increase (decrease) for the period	203.84	81.89	155.14	(323.98)
Distribution of interest income to feeder funds	(0.26)	(1.93)	(2.33)	(4.72)
Net asset value per unit, beginning of period	9,446.80	9,527.39	9,497.57	9,936.05

Net asset value per unit, end of period	$9,650.38	$9,607.35	$9,650.38	$9,607.35

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss)****	(0.3)%	(0.2)%	(0.3)%	(0.3)%

Operating expenses	0.3%	0.3%	0.3%	0.4%

Total return	2.2%	0.9%	1.6%	(3.3)%

***	Annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures and exchange-cleared swap contracts traded during the three months ended September 30, 2011 and 2010 were 84,370 and 130,493, respectively. The monthly average number of futures and exchange-cleared swap contracts traded during the nine months ended September 30, 2011 and 2010 were 88,598 and 136,688, respectively. The monthly average number of options contracts traded during the three months ended September 30, 2011 and 2010 were 104,178 and 198,507, respectively. The monthly average number of options contracts traded during the nine months ended September 30, 2011 and 2010 were 111,131 and 192,390, respectively.

The following tables indicate the gross fair values of derivative instruments of futures and exchange-cleared swaps and options contracts as separate assets and liabilities as of September 30, 2011 and December 31, 2010.

September 30, 2011
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$218,019,111
Lumber	134,154
Softs	100,514

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$218,253,779

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(292,024,330)
Grains	(466,775)
Lumber	(125,590)
Softs	(1,971,014)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(294,587,709)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(76,333,930) *

Assets
Options Purchased
Energy	$429,258,943
Grains	593,563

Total options purchased	$429,852,506 **

Liabilities
Options Premium Received
Energy	$(160,764,126)
Grains	(270,844)

Total options premium received	$(161,034,970) ***

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
Sector	Gain(loss) from trading		Gain(loss) from trading		Gain(loss) from trading		Gain(loss) from trading
Currencies	$—		$(1,854,840)		$—		$(1,854,840)
Energy	20,967,573		11,328,885		17,629,437		(32,677,275)
Grains	207,501		—		172,626		—
Lumber	395,146		15,940		397,250		23,130
Softs	(644,409)		—		(1,493,239)		—

Total	$20,925,811	****	$9,489,985	****	$16,706,074	****	$(34,508,985)	****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Members’ Capital.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
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

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2011	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$197,265,285	$—	$197,265,285	$—

Net fair value	$197,265,285	$—	$197,265,285	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$241,344,162	$—	$241,344,162	$—

Net fair value	$241,344,162	$—	$241,344,162	$—

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
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

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that ware priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2011	(Level 1)	(Level 2)	(Level 3)
Assets
Futures and Exchange-Cleared Swaps	$218,253,779	$218,253,779	$—	$—
Options purchased	429,852,506	429,852,506	—	—

Total assets	648,106,285	648,106,285	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$294,587,709	$294,587,709	$—	$—
Options premium received	161,034,970	161,034,970	—	—

Total liabilites	455,622,679	455,622,679	—	—

Net fair value	$192,483,606	$192,483,606	$—	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2010*	(Level 1)	(Level 2)	(Level 3)
Assets
Futures and Exchange-Cleared Swaps	$253,518,419	$253,518,419	$—	$—
Options purchased	363,802,239	363,802,239	—	—

Total assets	617,320,658	617,320,658	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$260,089,529	$260,089,529	$—	$—
Options premium received	239,504,355	239,504,355	—	—

Total liabilites	499,593,884	499,593,884	—	—

Net fair value	$117,726,774	$117,726,774	$—	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

AAA Capital Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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
      Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.
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
September 30, 2011
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
     The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non–exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments for which market quotations are not readily available, and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.
     Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s/Master’s financial statements.
     In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership is currently evaluating the impact that this proposed update would have on the financial statements.
     Net Income (Loss) per unit . Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2011.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Master and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the nine months ended September 30, 2011, Partnership capital decreased 16.5% from $231,421,521 to $193,190,165. This decrease was attributable to redemptions of 3,595.3615 Redeemable Units resulting in an outflow of $36,545,983, and the redemption of 24.1950 General Partner unit equivalents totaling $250,000, coupled with the net loss from operations of $1,435,373. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.
The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemptions of units and distributions of profits, if any.
For the nine months ended September 30, 2011, the Master’s capital decreased 3.6% from $980,369,638 to $944,594,328. This decrease was attributable to the redemption of 16,304.7157 Units of Member Interest totaling $156,300,791 and distribution of interest income to feeder funds totaling $236,478 to the non-managing members of the Master, which was partially offset by the addition of 10,963.1168 Units of Member Interest totaling $106,053,886, coupled with the net income from operations of $14,708,073. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations
     During the Partnership’s third quarter of 2011, the net asset value per unit increased 1.4% from $9,961.19 to $10,098.20 as compared to an increase of 0.1% in the same period of 2010. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2011 of $4,442,497. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Heating Oil, NYMEX Crude Oil, IPE Gas Oil, Brent Crude Oil, Lumber and Corn and were partially offset by losses in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Natural Gas and Softs. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2010 of $2,371,404. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Heating Oil, NYMEX Gasoline, NYMEX Natural Gas, IPE Gas Oil, Brent Crude Oil and Lumber and were partially offset by losses in NYMEX Energy Swaps and NYMEX Crude Oil.
     The Partnership profited in July and September from long futures and options positions in WTI crude oil as increased volatility due to the on-going political contagion in the Middle East and the uncertainty regarding the U.S. debt ceiling helped to generate gains. Further gains were recorded during August and September as short futures positions in Brent crude oil profited as weaker global demand and concerns over Greece were experienced. The Partnership also recorded profits from long futures positions in gas oil and heating oil as demand for these refined products increased during August pushing prices higher. Lastly, corn futures and options positions also profited for the Partnership despite volatility in corn prices. A portion of these profits was offset by losses in natural gas futures and options positions throughout the natural gas curve during July and September. Further losses were incurred from long futures positions in RBOB gasoline as prices declined in September given weaker domestic demand heading into the winter. Lastly, losses from futures positions in ethanol were incurred by the Partnership during the quarter.
     During the nine months ended September 30, 2011, the net asset value per unit decreased 0.7% from $10,172.06 to $10,098.20 as compared to a decrease of 5.7% in the same period of 2010. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2011 of $4,012,103. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Heating Oil, Brent Crude Oil, Lumber and Corn and were partially offset by losses in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Natural Gas, IPE Gas Oil and Softs. The Partnership, for its own account, through its investment in the Master experienced a net trading loss before brokerage commissions and related fees in the nine months ended September 30, 2010 of $8,461,590. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Gasoline, IPE Gas Oil and Brent Crude Oil and were partially offset by gains in NYMEX Energy Swaps, NYMEX Heating Oil, NYMEX Natural Gas, Unleaded Gasoline, and Lumber.
     The largest losses were incurred from long futures positions in RBOB gasoline as prices declined given weaker domestic demand in May and September. Further losses were incurred from futures and options positions in natural gas in June, August, and September as a seasonably warm summer created volatility in this market. Lastly, losses were incurred from long futures positions in gasoil as concerns over domestic consumption occurred in May, thus forcing prices lower. A portion of these losses was offset by gains recorded during the first quarter from long futures and options positions in WTI crude oil. Gains recorded in WTI crude oil futures and options were the largest positive contributor to performance as prices rallied in March given the tsunami and earthquake in Japan, as well as the spreading political stability in the Middle East. Short futures positions in Brent crude oil also profited as prices retrenched during August and September given concerns about weakening global demand. Long futures positions in heating oil also generated gains for the Partnership in January and February as a colder-than-expected winter throughout the United States helped to push prices higher. Further gains in heating oil were also recorded in August. Lastly, modest gains were made in corn futures and options as spread trading throughout the corn curve profited the Partnership in September.

Commodity futures markets are highly volatile. Broad and rapid price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility for profit or loss. The profitability of the Partnership (and the Master) depends on the Advisor’s ability to forecast price changes in energy and energy-related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Partnership (and the Master) expects to increase capital through operations.

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master. Brokerage commissions and fees for the three and nine months ended September 30, 2011 decreased by $181,859 and $1,044,965, respectively, as compared to the corresponding periods in 2010. The decrease in commissions and fees is primarily due to a decrease in the number of trades during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and nine months ended September 30, 2011 decreased by $43,262 and $70,554, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower average daily equity and lower U.S. Treasury bill rates for the Partnership during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master’s account and upon interest rates over which the Partnership, the Master and CGM have no control.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2011, decreased by $278,431 and $775,222, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and nine months ended September 30, 2011 and 2010. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2011 and December 31, 2010, and the highest, lowest and average value during the three months ended September 30, 2011 and for the twelve months ended December 31, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
As of September 30, 2011, the Master’s total capitalization was $944,594,328 and the Partnership owned approximately 20.9% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2011 was as follows:

September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$66,869,289	7.08%	$70,499,917	$46,927,837	$65,683,069
Grains	135,214	0.01	254,707	61,250	122,947
Lumber	89,500	0.01	156,000	11,000	88,333
Softs	634,837	0.07	1,625,000	330,000	899,529

Total	$67,728,840	7.17%

*	Average monthly Values at Risk.
     As of December 31, 2010, the Master’s total capitalization was $980,369,638 and the Partnership owned approximately 24.4% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2010 was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$51,518,525	5.26%	$143,609,109	$51,518,525	$94,568,057
Lumber	93,600	0.01	126,800	22,200	57,792

Total	$51,612,125	5.27%

*	Annual average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 and, based on that evaluation, the General Partners CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Subprime-Mortgage Related Actions
     On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Item 1A.	Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable Units	Price Paid per	of Publicly Announced	Purchased Under the
Period	Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2011 — July 31, 2011	233.4128	$10,064.67	N/A	N/A
August 1, 2011 — August 31, 2011	611.1524	$10,077.44	N/A	N/A
September 1, 2011 — September 30, 2011	293.4342	$10,098.20	N/A	N/A
	1,137.9994	$10,080.17	N/A	N/A

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
(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(g) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(h)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).
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
31.2 Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).
32.1 Section 1350 Certification (Certification of President and Director).
32.2 Section 1350 Certification (Certification of Chief Financial Officer).

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

AAA Capital Energy Fund L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	November 14, 2011

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 14, 2011