Form 10-Q
period 2012-09-30
AAA CAPITAL ENERGY FUND L.P.
filed 2012-11-14
CIK 1057051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes    No X

As of October 31, 2012, 14,731.6708 Limited Partnership Redeemable Units were outstanding.

AAA CAPITAL ENERGY FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

AAA Capital Energy Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2012	2011
Assets:
Investment in Master, at fair value	$164,438,033	$194,591,148
Cash	141,838	145,664

Total assets	$164,579,871	$194,736,812

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$561,087	$691,682
Management fees	273,172	323,228
Other	115,870	108,253
Redemptions payable	922,473	5,609,345

Total liabilities	1,872,602	6,732,508

Partners’ Capital:
General Partner, 178.7937 and 218.7937 unit equivalents outstanding at September 30, 2012 and December 31, 2011, respectively	1,896,166	2,302,616
Special Limited Partner, 118.5047 Redeemable Units outstanding at September 30, 2012 and December 31, 2011	1,256,781	1,247,160
Limited Partners, 15,044.7221 and 17,526.7992 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively	159,554,322	184,454,528

Total partners’ capital	162,707,269	188,004,304

Total liabilities and partners’ capital	$164,579,871	$194,736,812

Net asset value per unit	$10,605.33	$10,524.14

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Investment income:
Interest income allocated from Master	$16,429	$4,983	$43,047	$49,473

Expenses:
Expenses allocated from Master	161,226	134,287	506,995	491,701
Brokerage commissions	566,245	539,325	1,654,419	1,677,051
Management fees	822,011	1,005,115	2,603,554	3,191,758
Other	20,545	12,236	100,826	136,439

Total expenses	1,570,027	1,690,963	4,865,794	5,496,949

Net investment income (loss)	(1,553,598)	(1,685,980)	(4,822,747)	(5,447,476)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	10,361,031	5,285,556	36,016,471	(8,642,517)
Change in net unrealized gains (losses) on open contracts allocated from Master	410,288	(843,059)	(30,574,814)	12,654,620

Total trading results allocated from Master	10,771,319	4,442,497	5,441,657	4,012,103

Net income (loss)	9,217,721	2,756,517	618,910	(1,435,373)
Redemptions—Limited Partners	(9,919,589)	(11,471,232)	(25,515,135)	(36,545,983)
Redemptions—General Partner	0	0	(400,810)	(250,000)

Net increase (decrease) in Partners’ Capital	(701,868)	(8,714,715)	(25,297,035)	(38,231,356)
Partners’ Capital, beginning of period	163,409,137	201,904,880	188,004,304	231,421,521

Partners’ Capital, end of period	$162,707,269	$193,190,165	$162,707,269	$193,190,165

Net asset value per unit (15,342.0205 and 19,131.1437 units outstanding at September 30, 2012 and 2011, respectively)	$10,605.33	$10,098.20	$10,605.33	$10,098.20

Net income (loss) per unit*	$585.08	$137.01	$81.19	$(73.86)

Weighted average units outstanding	15,770.3315	19,909.8171	16,765.7686	20,907.5031

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

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

Ceres Managed Futures LLC (“CMF”), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly, owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of September 30, 2012, all trading decisions for the Partnership are made by the Advisor (defined below).

On September 1, 2001, the Partnership allocated substantially all of its capital to AAA Master Fund LLC (the “Master”), a New York limited liability company. The Partnership purchased 128,539.1485 units of the Master with a fair value of $128,539,149 (including unrealized appreciation of $7,323,329). The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (the “Advisor”) using the Energy Program—Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle. In addition, the Advisor is a special limited partner of the Partnership (in its capacity as special limited partner, the “Special Limited Partner”). The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master’s commodity broker is CGM and its managing member is CMF. The Master may trade commodity futures and option contracts of any kind, but trades solely energy, energy-related products, grains, indices, lumber and softs. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Partnership through its investment in the Master are volatile and involve a high degree of market risk.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2012.

At September 30, 2012, the Partnership owned approximately 17.6% of the Master. At December 31, 2011, the Partnership owned approximately 19.9% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, swap and option contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three months and nine months ended September 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

AAA Capital Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2012 and December 31, 2011 and Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2012 and 2011 are presented below:

AAA Master Fund LLC

Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2012	2011
Assets:
Equity in trading account:
Cash	$741,173,411	$671,605,055
Cash margin	53,026,786	33,580,718
Options purchased, at fair value (cost $354,919,507 and $394,712,745, respectively)	232,445,238	374,133,088

Total assets	$1,026,645,435	$1,079,318,861

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$22,285,448	$6,062,595
Options premium received, at fair value (premium $155,850,388 and $223,316,821, respectively)	72,143,401	96,374,598
Accrued expenses:
Professional fees	319,172	371,076

Total liabilities	94,748,021	102,808,269

Members’ Capital:
Members’ Capital, 89,055.4837 and 96,401.5933 units outstanding at September 30, 2012 and December 31, 2011, respectively	931,897,414	976,510,592

Total liabilities and members’ capital	$1,026,645,435	$1,079,318,861

Net asset value per unit	$10,464.23	$10,129.61

AAA Capital Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

AAA Master Fund LLC

Condensed Schedule of Investments

September 30, 2012

(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy	23,646	$(20,006,928)	(2.15)%
Grains	69	832,312	0.09

Total futures and exchange-cleared swap contracts purchased		(19,174,616)	(2.06)

Futures and Exchange-Cleared Swap Contracts Sold
Energy	18,353	(3,110,832)	(0.33)

Total futures and exchange-cleared swap contracts sold		(3,110,832)	(0.33)

Options Purchased
Call
Energy
NYMEX LT Crude Oil Nov 12 - Dec 14	12,502	94,363,060	10.13
Other	7,860	27,988,020	3.00

Call options purchased		122,351,080	13.13

Put
Energy
NYMEX LT Crude Oil Nov 12 - Dec 14	12,791	73,566,960	7.89
Other	8,198	36,526,767	3.92
Grains	69	431	0.00 *

Put options purchased		110,094,158	11.81

Total options purchased		232,445,238	24.94

Options Premium Received
Call
Energy	20,652	(40,860,138)	(4.38)
Grains	69	(573,994)	(0.06)

Call options premium received		(41,434,132)	(4.44)

Put
Energy	15,155	(30,709,269)	(3.30)

Put options premium received		(30,709,269)	(3.30)

Total options premium received		(72,143,401)	(7.74)

Net fair value		$138,016,389	14.81%

*	Due to rounding.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

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

AAA Capital Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

AAA Master Fund LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Investment income:
Interest income	$102,464	$25,879	$259,756	$236,478

Expenses:
Clearing fees	880,584	504,922	2,532,654	1,751,867
Professional fees	21,395	129,784	199,158	482,612

Total expenses	901,979	634,706	2,731,812	2,234,479

Net investment income (loss)	(799,515)	(608,827)	(2,472,056)	(1,998,001)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	58,147,024	24,740,487	192,863,690	(39,673,549)
Change in unrealized gains (losses) on open contracts	1,960,907	(3,814,676)	(161,352,701)	56,379,623

Total trading results	60,107,931	20,925,811	31,510,989	16,706,074

Net income (loss)	59,308,416	20,316,984	29,038,933	14,708,073
Subscriptions	7,866,906	34,613	49,182,387	106,053,886
Redemptions	(33,992,568)	(42,796,897)	(122,574,742)	(156,300,791)
Distribution of interest to feeder funds	(102,464)	(25,879)	(259,756)	(236,478)

Net increase (decrease) in Members’ Capital	33,080,290	(22,471,179)	(44,613,178)	(35,775,310)
Members’ Capital, beginning of period	898,817,124	967,065,507	976,510,592	980,369,638

Members’ Capital, end of period	$931,897,414	$944,594,328	$931,897,414	$944,594,328

Net asset value per unit (89,055.4837 and 97,881.6157 units outstanding in September 30, 2012 and 2011, respectively)	$10,464.23	$9,650.38	$10,464.23	$9,650.38

Net income (loss) per unit*	$660.49	$203.84	$337.43	$155.14

Weighted average units outstanding	90,919.0513	100,759.3411	94,329.3985	103,060.4574

*	Based on change in net asset value per unit.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net realized and unrealized gains (losses) *	$637.73	$189.21	$242.01	$87.92
Interest income allocated from Master	1.05	0.25	2.60	2.28
Expenses and allocation to Special Limited Partner**	(53.70)	(52.45)	(163.42)	(164.06)

Increase (decrease) for the period	585.08	137.01	81.19	(73.86)
Net asset value per unit, beginning of period	10,020.25	9,961.19	10,524.14	10,172.06

Net asset value per unit, end of period	$10,605.33	$10,098.20	$10,605.33	$10,098.20

*	Includes brokerage commissions and clearing fees allocated from the Master.

**	Excludes brokerage commissions, clearing fees allocated from the Master and includes allocation to Special Limited Partner in the three and nine months ended September 30, 2012 and 2011 if any.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011***	2012	2011***
Ratios to average net assets:****
Net investment income (loss)	(3.8)%	(3.4)%	(3.7)%	(3.5)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Net investment income (loss) before allocation to Special Limited Partner*****	(3.8)%	(3.4)%	(3.7)%	(3.5)%

Operating expenses	3.9%	3.4%	3.8%	3.5%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses and allocation to Special Limited Partner	3.9%	3.4%	3.8%	3.5%

Total return:
Total return before allocation to Special Limited Partner	5.8%	1.4%	0.8%	(0.7)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	5.8%	1.4%	0.8%	(0.7)%

***	The ratios are shown net and gross of allocation to Special Limited Partner to conform to current period presentation.

****	Annualized (except for allocation to Special Limited Partner, if applicable).

*****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net realized and unrealized gains (losses)*	$659.59	$204.88	$336.73	$157.56
Interest income	1.14	0.26	2.81	2.33
Expenses **	(0.24)	(1.30)	(2.11)	(4.75)

Increase (decrease) for the period	660.49	203.84	337.43	155.14
Distribution of interest income to feeder funds	(1.14)	(0.26)	(2.81)	(2.33)
Net asset value per unit, beginning of period	9,804.88	9,446.80	10,129.61	9,497.57

Net asset value per unit, end of period	$10,464.23	$9,650.38	$10,464.23	$9,650.38

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Ratios to average net assets:***
Net investment income (loss)****	(0.3)%	(0.3)%	(0.4)%	(0.3)%

Operating expenses	0.4%	0.3%	0.4%	0.3%

Total return	6.7%	2.2%	3.3%	1.6%

***	Annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures and exchange-cleared swap contracts traded during the three months ended September 30, 2012 and 2011 were 43,121 and 84,370, respectively. The monthly average number of futures and exchange-cleared swap contracts traded during the nine months ended September 30, 2012 and 2011 were 41,743 and 88,598, respectively. The monthly average number of option contracts traded during the three months ended September 30, 2012 and 2011 were 80,827 and 104,178, respectively. The monthly average number of option contracts traded during the nine months ended September 30, 2012 and 2011 were 78,836 and 111,131, respectively.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and exchange-cleared swap and option contracts as separate assets and liabilities as of September 30, 2012 and December 31, 2011.

	September 30, 2012
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$54,337,776
Grains	832,312

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$55,170,088

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(77,455,536)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(77,455,536)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(22,285,448	)*

Assets
Options Purchased
Energy	$232,444,807
Grains	431

Total options purchased	$232,445,238	**

Liabilities
Options Premium Received
Energy	$(71,569,407)
Grains	(573,994)

Total options premium received	$(72,143,401	)***

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2012 and 2011.

Sector	Three Months Ended September 30, 2012 Gain (loss) from trading		Three Months Ended September 30, 2011 Gain (loss) from trading		Nine Months Ended September 30, 2012 Gain (loss) from trading		Nine Months Ended September 30, 2011 Gain (loss) from trading
Energy	$60,070,413		20,967,573		$33,144,396		17,629,437
Grains	37,518		207,501		670,620		172,626
Indices	—		—		(836,720)		—
Lumber	—		395,146		163,753		397,250
Softs	—		(644,409)		(1,631,060)		(1,493,239)

Total	$60,107,931	****	$20,925,811	****	$31,510,989	****	$16,706,074	****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Members’ Capital.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards [(“IFRS”)].” The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the Financial Accounting Standards Board’s (“FASB”) intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s/Master’s financial statements.

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$164,438,033	$—	$164,438,033	$—

Net fair value	$164,438,033	$—	$164,438,033	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$194,591,148	$—	$194,591,148	$—

Net fair value	$194,591,148	$—	$194,591,148	$—

AAA Capital Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The Master considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2012 and December 31, 2011, the Master did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Futures and Exchange-Cleared Swaps	$55,170,088	$55,170,088	$—	$—
Options purchased	232,445,238	232,445,238	—	—

Total assets	287,615,326	287,615,326	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$77,455,536	$77,455,536	$—	$—
Options premium received	72,143,401	72,143,401	—	—

Total liabilities	149,598,937	149,598,937	—	—

Net fair value	$138,016,389	$138,016,389	$—	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Futures and Exchange-Cleared Swaps	$149,805,316	$149,805,316	$—	$—
Options purchased	374,133,088	374,133,088	—	—

Total assets	523,938,404	523,938,404	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$155,867,911	$155,867,911	$—	$—
Options premium received	96,374,598	96,374,598	—	—

Total liabilities	252,242,509	252,242,509	—	—

Net fair value	$271,695,895	$271,695,895	$—	$—

AAA Capital Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

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

September 30, 2012

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

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non–exchange-traded swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2012 and December 31, 2011, the Master did not hold any derivative instruments for which market quotations are not readily available, and are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

September 30, 2012

(Unaudited)

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2. Management’s	Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash, cash margin and options purchased at fair value. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Master and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Partnership capital decreased 13.5% from $188,004,304 to $162,707,269. This decrease was attributable to redemptions of 2,482.0771 Redeemable Units resulting in an outflow of $25,515,135, and the redemption of 40.0000 General Partner unit equivalents totaling $400,810, which was partially offset by the net income of $618,910. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2012, the Master’s capital decreased 4.6% from $976,510,592 to $931,897,414. This decrease was attributable to the redemptions of 12,226.7785 units totaling $122,574,742 and distribution of interest income to feeder funds totaling $259,756, which was partially offset by the subscriptions of 4,880.6689 units totaling $49,182,387, coupled with the net income of $29,038,933. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2012, the net asset value per unit increased 5.8% from $10,020.25 to $10,605.33 as compared to an increase of 1.4% in the same period of 2011. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2012 of $10,771.319. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Natural Gas and Corn and were partially offset by losses in Brent Crude Oil, IPE Gas Oil and NYMEX Heating Oil. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2011 of $4,442,497. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Heating Oil, NYMEX Crude Oil, IPE Gas Oil, Brent Crude Oil, Lumber and Corn and were partially offset by losses in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Natural Gas and Softs.

The most significant gains were recorded within the energies complex during August from long futures and options positions in RBOB gasoline as prices rallied during the end of the summer months when demand is at its highest. Further gains were recorded in August from short futures positions in natural gas as prices declined as mild temperatures throughout the U.S. help to weaken demand for the commodity. Gains were also recorded in July as long futures and options positions in RBOB gasoline benefited from rallying crude oil prices due to unrest in the Middle East. Gains were also recorded during September from short futures and options positions in Brent crude oil as prices declined due to concerns about the “health” of the U.S. economy and increased supplies.

During the nine months ended September 30, 2012, the net asset value per unit increased 0.8% from $10,524.14 to $10,605.33 as compared to a decrease of 0.7% in the same period of 2011. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2012 of $5,441,657. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, Lumber and Corn and were partially offset by losses in Brent Crude Oil, NYMEX Crude Oil, IPE Gas Oil, Indices and Softs. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2011 of $4,012,103. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Heating Oil, Brent Crude Oil, Lumber and Corn and were partially offset by losses in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Natural Gas, IPE Gas Oil and Softs.

The most significant gains were recorded within the energies complex during August from long futures and options positions in RBOB gasoline as prices rallied during the end of the summer months when demand is at its highest. Gains were also recorded in July as long futures and options positions in RBOB gasoline benefited from rallying crude oil prices due to unrest in the Middle East. Further gains were recorded in August from short futures positions in natural gas as prices declined as mild temperatures throughout the U.S. help to weaken demand for the commodity. Smaller gains were recorded during May from long call options positions in natural gas as prices rallied given concerns over warmer-than-expected weather forecasts in May and for June. Smaller gains were also recorded from futures and options positions in the S&P 500 Index as prices declined during May given concerns over slowing growth in the United States. A portion of the Partnership’s gains for the first nine months of the year was offset by losses incurred within the energies complex during April and May from a net long exposure to crude oil as prices moved lower given concerns about the euro zone and the overall health of the global economy. Further losses were incurred during May from long futures positions in RBOB gasoline as prices fell due to a weakening global economy and a general sell-off of “risk assets” throughout global markets. Losses were also incurred in May from long call options positions in West Texas Intermediate (“WTI”) crude oil as volatility declined despite the drop in crude oil prices. The Partnership also incurred losses during February as short futures positions in Brent crude oil were negatively impacted as potential supply disruptions from Iran helped push prices higher. Further losses were incurred from short call options in Brent crude oil as prices rallied during January and February which also detracted from performance. Short futures positions in Light Sweet crude oil incurred smaller losses during February as prices strengthened on potential supply disruptions and an expected increase in demand.

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

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master. Brokerage commissions for the three months ended September 30, 2012 increased by $26,920 as compared to the corresponding period in 2011. The increase in brokerage commissions is primarily due to an increase in the number of trades during the three months ended September 30, 2012 as compared to the corresponding period in 2011. Brokerage commissions for the nine months ended September 30, 2012 decreased by $22,632 as compared to the corresponding period in 2011. The decrease in brokerage commissions is primarily due to a decrease in the Partnership’s ownership percentage during the nine months ended September 30, 2012 as compared to the corresponding period in 2011.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three months ended September 30, 2012 increased by $11,446 as compared to the corresponding period in 2011. The increase in interest income is primarily due to higher U.S. Treasury bill rates for the Partnership during the three months ended September 30, 2012 as compared to the corresponding period in 2011. Interest income allocated from the Master for the nine months ended September 30, 2012 decreased by $6,426 as compared to the corresponding period in 2011. The decrease in interest income is primarily due to lower average daily equity for the Partnership during the nine months ended September 30, 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master’s account and upon interest rates over which the Partnership, the Master and CGM have no control.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2012 decreased by $183,104 and $588,204, respectively, as compared to the corresponding periods in 2011. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and nine months ended September 30, 2012 and 2011. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2012 and December 31, 2011, and the highest, lowest and average value during the three months ended September 30, 2012 and for the twelve months ended December 31, 2011. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of September 30, 2012, the Master’s total capitalization was $931,897,414 and the Partnership owned approximately 17.6% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2012 was as follows:

September 30, 2012

			Three Months Ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$95,561,580	10.26%	$95,561,580	$53,403,879	$74,013,255
Grains	4,692	0.00%**	12,420	1,863	4,577

Total	$95,566,272	10.26%

*	Average monthly Values at Risk.
**	Due to rounding.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

RMBS Litigation and Other Matters

On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants’ motion to dismiss plaintiff’s securities law claims and granted defendants’ motion to dismiss plaintiff’s negligent misrepresentation claims. On June 19, 2012, the district court granted defendants’ motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court’s statutes of repose and limitations rulings.

On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New York against Citigroup alleging actionable misstatements and omissions in connection with Woori Bank’s $95 million investment in five collateralized debt obligations.

On May 18, 2012, the Federal Deposit Insurance Corporation filed (“FDIC”) complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup Global Markets Inc., Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of residential mortgage-backed securities (“RMBS”) by two failed banks for which the FDIC is acting as receiver.

On June 6, 2012, the court granted in part and denied in part defendants’ motions to dismiss in WESTERN & SOUTHERN LIFE INS. CO., ET AL. v. RESIDENTIAL FUNDING CO., LLC, ET AL.

On June 26, 2012, the court overruled defendants’ demurrer to plaintiff’s amended complaint in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA SECURITIES, LLC, ET AL.

On July 27, 2012, John Hancock Life Insurance Co. and several affiliated entities filed a complaint in the United States District Court for the District of Minnesota against various defendants, including CGM, asserting disclosure claims arising out of purchases of RMBS.

On August 29, 2012, the United States District Court for the Southern District of New York issued an order preliminarily approving the parties’ settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION, pursuant to which Citigroup has agreed to pay $590 million. A fairness hearing is scheduled for January 15, 2013.

On August 30, 2012, Rentokil-Initial Pension Scheme filed a putative class action complaint against Citigroup on behalf of purchasers of 26 Citigroup offerings of medium term Euro Notes issued between October 12, 2005 and February 25, 2009. The complaint asserts claims under Section 90 of the Financial Services and Markets Act 2000 and includes allegations similar to those asserted in IN RE CITIGROUP INC. BOND LITIGATION.

On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs’ motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, and assert disclosure claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGM is one of the underwriter defendants.

Other Matters

Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION. Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate putative classes of plaintiffs: (1) OTC purchasers of derivative instruments tied to USD LIBOR; (2) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (3) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities that allege that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments that they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. CGM may establish reserves from time to time in connections with such actions. Additional lawsuits containing claims similar to those described above may be filed in the future.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, other than as set forth below.

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

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 — July 31, 2012	733.7790	$10,198.90	N/A	N/A
August 1, 2012 — August 31, 2012	145.1040	$10,429.60	N/A	N/A
September 1, 2012 — September 30, 2012	86.9820	$10,605.33	N/A	N/A
	965.8650	$10,270.16	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Mine Safety Disclosures – None

Item 5.    Other Information

The registrant does not have a board of directors. The General Partner is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of the General Partner.

Damian George, age 45, has been a Director of the General Partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments — Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney LLC. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of CGM. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1 Section 1350 Certification (Certification of President and Director).

32.2 Section 1350 Certification (Certification of Chief Financial Officer and Director).

101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAA Capital Energy Fund L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By: /s/ Walter Davis
Walter Davis
President and Director

Date: November 14, 2012

By: /s/ Damian George
Damian George
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 14, 2012