Form 10-Q
period 2013-03-31
AAA CAPITAL ENERGY FUND L.P.
filed 2013-05-15
CIK 1057051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes    No X

As of April 30, 2013, 11,871.2388 Limited Partnership Redeemable Units were outstanding.

AAA CAPITAL ENERGY FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

AAA Capital Energy Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31,	December 31,
	2013	2012
Assets:
Investment in Master, at fair value	$125,597,920	$145,802,728
Cash	140,047	125,706

Total assets	$125,737,967	$145,928,434

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$441,160	$439,544
Management fees	156,466	242,311
Other	123,612	102,167
Redemptions payable	5,528,294	2,654,363

Total liabilities	6,249,532	3,438,385

Partners’ Capital:
General Partner, 159.2827 unit equivalents outstanding at March 31, 2013 and December 31, 2012	1,513,117	1,636,042
Special Limited Partner, 118.5047 Redeemable Units outstanding at March 31, 2013 and December 31, 2012	1,125,744	1,217,199
Limited Partners, 12,300.5151 and 13,594.8371 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively	116,849,574	139,636,808

Total partners’ capital	119,488,435	142,490,049

Total liabilities and partners’ capital	$125,737,967	$145,928,434

Net asset value per unit	$9,499.57	$10,271.31

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Investment income:
Interest income allocated from Master	$13,738	$11,073

Expenses:
Expenses allocated from Master	205,477	184,711
Brokerage commissions	567,503	567,087
Management fees	488,803	927,128
Other	33,604	45,421

Total expenses	1,295,387	1,724,347

Net investment income (loss)	(1,281,649)	(1,713,274)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(5,472,252)	18,361,955
Change in net unrealized gains (losses) on open contracts allocated from Master	(3,826,907)	(18,486,607)

Total trading results allocated from Master	(9,299,159)	(124,652)

Net income (loss)	(10,580,808)	(1,837,926)
Redemptions—Limited Partners	(12,420,806)	(7,292,320)

Net increase (decrease) in Partners’ Capital	(23,001,614)	(9,130,246)
Partners’ Capital, beginning of period	142,490,049	188,004,304

Partners’ Capital, end of period	$119,488,435	$178,874,058

Net asset value per unit (12,578.3025 and 17,167.1776) units outstanding at March 31, 2013 and 2012, respectively)	$9,499.57	$10,419.54

Net income (loss) per unit*	$(771.74)	$(104.60)

Weighted average units outstanding	13,536.7165	17,672.8246

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

March 31, 2013

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

Ceres Managed Futures LLC (“CMF”), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly, owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup Inc.’s remaining interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of March 31, 2013, all trading decisions for the Partnership are made by the Advisor (defined below).

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2013.

At March 31, 2013, the Partnership owned approximately 16.7% of the Master. At December 31, 2012, the Partnership owned approximately 17.3% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, swap and option contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

March 31, 2013

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

AAA Capital Energy Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2013 and December 31, 2012 and Statements of Income and Expenses and Changes in Members’ Capital for the three months ended March 31, 2013 and 2012 are presented below:

AAA Master Fund LLC

Statements of Financial Condition

	(Unaudited) March 31,	December 31,
	2013	2012
Assets:
Equity in trading account:
Cash	$672,985,891	$710,986,415
Cash margin	26,405,456	38,559,983
Options purchased, at fair value (cost $195,256,213 and $214,452,195, respectively)	111,453,747	160,438,693

Total assets	$810,845,094	$909,985,091

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$31,388,303	$29,721,227
Options premium received, at fair value (premium $73,486,874 and $75,518,560, respectively)	26,308,846	37,237,413
Accrued expenses:
Professional fees	183,553	268,298

Total liabilities	57,880,702	67,226,938

Members’ Capital:
Members’ Capital, 78,991.8051 and 82,455.2248 units outstanding at March 31, 2013 and December 31, 2012, respectively	752,964,392	842,758,153

Total liabilities and members’ capital	$810,845,094	$909,985,091

Net asset value per unit	$9,532.18	$10,220.80

AAA Capital Energy Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

AAA Master Fund LLC

Condensed Schedule of Investments

March 31, 2013

(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy	20,026	$(7,333,671)	(0.97)%

Total futures and exchange-cleared swap contracts purchased		(7,333,671)	(0.97)

Futures and Exchange-Cleared Swap Contracts Sold
Energy	22,101	(24,054,632)	(3.19)

Total futures and exchange-cleared swap contracts sold		(24,054,632)	(3.19)

Options Purchased
Call
Energy
NYMEX LT Crude Oil May 13 - Dec 15	11,159	59,918,430	7.96
Other	3,460	5,179,167	0.69

Call options purchased		65,097,597	8.65

Put
Energy	14,906	46,356,150	6.15

Put options purchased		46,356,150	6.15

Total options purchased		111,453,747	14.80

Options Premium Received
Call
Energy	15,624	(21,488,312)	(2.86)

Call options premium received		(21,488,312)	(2.86)

Put
Energy	5,784	(4,820,534)	(0.64)

Put options premium received		(4,820,534)	(0.64)

Total options premium received		(26,308,846)	(3.50)

Net fair value		$53,756,598	7.14%

AAA Capital Energy Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

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

AAA Capital Energy Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

AAA Master Fund LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Investment income:
Interest income	$91,164	$64,436

Expenses:
Clearing fees	1,118,524	861,449
Professional fees	89,343	103,445

Total expenses	1,207,867	964,894

Net investment income (loss)	(1,116,703)	(900,458)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(31,734,989)	95,567,573
Change in net unrealized gains (losses) on open contracts	(22,559,159)	(96,259,884)

Total trading results	(54,294,148)	(692,311)

Net income (loss)	(55,410,851)	(1,592,769)
Subscriptions	23,357,948	25,306,289
Redemptions	(57,649,694)	(31,349,739)
Distribution of interest income to feeder funds	(91,164)	(64,436)

Net increase (decrease) in Members’ Capital	(89,793,761)	(7,700,655)
Members’ Capital, beginning of period	842,758,153	976,510,592

Members’ Capital, end of period	$752,964,392	$968,809,937

Net asset value per unit (78,991.8051 and 95,808.0532 units outstanding in March 31, 2013 and 2012, respectively)	$9,532.18	$10,111.99

Net income (loss) per unit*	$(687.48)	$(16.95)

Weighted average units outstanding	81,934.0936	96,963.5268

*	Based on change in net asset value per unit.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012

Net realized and unrealized gains (losses) *	$(733.04)	$(49.08)
Interest income allocated from Master	1.01	0.63
Expenses **	(39.71)	(56.15)

Increase (decrease) for the period	(771.74)	(104.60)
Net asset value per unit, beginning of period	10,271.31	10,524.14

Net asset value per unit, end of period	$9,499.57	$10,419.54

*	Includes brokerage commissions and clearing fees allocated from the Master.

**	Excludes brokerage commissions, clearing fees allocated from the Master and includes allocation to Special Limited Partner in the three months ended March 31, 2013 and 2012, if any.

	Three Months Ended March 31,
	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(4.0)%	(3.7)%
Allocation to Special Limited Partner	—%	—%

Net investment income (loss) before allocation to Special Limited Partner****	(4.0)%	(3.7)%

Operating expenses	4.0%	3.8%
Allocation to Special Limited Partner	—%	—%

Total expenses and allocation to Special Limited Partner	4.0%	3.8%

Total return:
Total return before allocation to Special Limited Partner	(7.5)%	(1.0)%
Allocation to Special Limited Partner	—%	—%

Total return after allocation to Special Limited Partner	(7.5)%	(1.0)%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2013	2012

Net realized and unrealized gains (losses)*	$(687.49)	$(16.54)
Interest income	1.14	0.67
Expenses **	(1.13)	(1.08)

Increase (decrease) for the period	(687.48)	(16.95)
Distribution of interest income to feeder funds	(1.14)	(0.67)
Net asset value per unit, beginning of period	10,220.80	10,129.61

Net asset value per unit, end of period	$9,532.18	$10,111.99

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended March 31,
	2013	2012
Ratios to average net assets:***
Net investment income (loss)****	(0.6)%	(0.4)%

Operating expenses	0.6%	0.4%

Total return	(6.7)%	(0.2)%

***	Annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

March 31, 2013

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures and exchange-cleared swap contracts traded during the three months ended March 31, 2013 and 2012 were 46,719 and 54,166, respectively. The monthly average number of option contracts traded during the three months ended March 31, 2013 and 2012 were 56,381 and 84,309, respectively.

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The new guidance did not have a significant impact on the Partnership’s financial statements.

The following tables summarize the valuation of the Master’s investments as of March 31, 2013 and December 31, 2012, respectively.

March 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures and exchange-cleared swaps	$27,054,474	$(34,388,145)	$(7,333,671)
Options purchased	112,383,357	(929,610)	111,453,747

Total Assets	$139,437,831	$(35,317,755)	$104,120,076

Liabilities
Futures and exchange-cleared swaps	$9,677,551	$(33,732,183)	$(24,054,632)
Options premium received	10,264,640	(36,573,486)	(26,308,846)

Total Liabilities	$19,942,191	$(70,305,669)	$(50,363,478)

Net unrealized depreciation on open futures and exchange-cleared swaps			$(31,388,303)
Total options purchased			111,453,747
Total options premium received			(26,308,846)

Total net unrealized gain (loss) on total contracts			$53,756,598

AAA Capital Energy Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures and exchange-cleared swaps	$37,825,169	$(45,379,656)	$(7,554,487)
Options purchased	160,452,143	(13,450)	160,438,693

Total Assets	$198,277,312	$(45,393,106)	$152,884,206

Liabilities
Futures and exchange-cleared swaps	$16,858,333	$(39,025,073)	$(22,166,740)
Options premium received	8,878,980	(46,116,393)	(37,237,413)

Total Liabilities	$25,737,313	$(85,141,466)	$(59,404,153)

Net unrealized depreciation on open futures and exchange-cleared swaps			$(29,721,227)
Total options purchased			160,438,693
Total options premium received			(37,237,413)

Total net unrealized gain (loss) on total contracts			$93,480,053

The following tables indicate the Master’s gross fair values of derivative instruments of futures and exchange-cleared swap and option contracts as separate assets and liabilities as of March 31, 2013 and December 31, 2012.

	March 31, 2013
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$36,732,025

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$36,732,025

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(68,120,328)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(68,120,328)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(31,388,303	)*

Assets
Options Purchased
Energy	$111,453,747

Total options purchased	$111,453,747	**

Liabilities
Options Premium Received
Energy	$(26,308,846)

Total options premium received	$(26,308,846	)***

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2013 and 2012.

Sector	Three Months Ended March 31, 2013 Gain (loss) from trading		Three Months Ended March 31, 2012 Gain (loss) from trading
Energy	$(54,294,148)		$481,388
Grains	—		476,533
Indices	—		(1,274,969)
Lumber	—		55,126
Softs	—		(430,389)

Total	$(54,294,148	)****	$(692,311	)****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Members’ Capital.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

March 31, 2013

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$125,597,920	$—	$125,597,920	$—

Net fair value	$125,597,920	$—	$125,597,920	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$145,802,728	$—	$145,802,728	$—

Net fair value	$145,802,728	$—	$145,802,728	$—

AAA Capital Energy Fund L.P.

Notes to Financial Statements

March 31, 2013

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities.

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

The Master considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2013 and December 31, 2012, the Master did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Futures and Exchange-Cleared Swaps	$36,732,025	$36,732,025	$—	$—
Options purchased	111,453,747	111,453,747	—	—

Total assets	148,185,772	148,185,772	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$68,120,328	$68,120,328	$—	$—
Options premium received	26,308,846	26,308,846	—	—

Total liabilities	94,429,174	94,429,174	—	—

Net fair value	$53,756,598	$53,756,598	$—	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Futures and Exchange-Cleared Swaps	$54,683,502	$54,683,502	$—	$—
Options purchased	160,438,693	160,438,693	—	—

Total assets	215,122,195	215,122,195	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$84,404,729	$84,404,729	$—	$—
Options premium received	37,237,413	37,237,413	—	—

Total liabilities	121,642,142	121,642,142	—	—

Net fair value	$93,480,053	$93,480,053	$—	$—

AAA Capital Energy Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

5.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s/Master’s Contract are traded OTC, although contracts may be traded OTC in the future.

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

March 31, 2013

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

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and for the year ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non–exchange-traded swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2013 and December 31, 2012, the Master did not hold any derivative instruments for which market quotations are not readily available, and are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and for the year ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

March 31, 2013

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash, cash margin and options purchased at fair value. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Master and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2013, Partnership capital decreased 16.1% from $142,490,049 to $119,488,435. This decrease was attributable to redemptions of 1,294.3220 Redeemable Units resulting in an outflow of $12,420,806, coupled with the net loss from operations of $10,580,808. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2013, the Master’s capital decreased 10.7% from $842,758,153 to $752,964,392. This decrease was attributable to the redemptions of 5,838.9180 units totaling $57,649,694 and distribution of interest income to feeder funds totaling $91,164, coupled with the net loss from operations of $55,410,851, which was partially offset by the subscriptions of 2,375.4983 units totaling $23,357,948. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2013, the net asset value per unit decreased 7.5% from $10,271.31 to $9,499.57 as compared to a decrease of 1.0% in the first quarter of 2012. The Partnership, for its own account, through its investment in the Master, experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2013 of $9,299,159. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Energy Swaps, IPE Gas Oil, and NYMEX Gasoline and were partially offset by gains IPE Brent Crude Oil, NYMEX Heating Oil and NYMEX Natural Gas. The Partnership, for its own account, through its investment in the Master, experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2012 of $124,652. Losses were primarily attributable to the Master’s trading of commodity futures in IPE Brent Crude Oil, NYMEX Crude Oil, Indices and Softs and were partially offset by gains in NYMEX Energy Swaps, IPE Gas Oil, NYMEX Gasoline, NYMEX Natural Gas, NYMEX Heating Oil, Corn and Lumber.

The most significant losses were incurred during January and March from short futures positions in WTI crude oil as prices rallied due to speculation that flows from Cushing, Oklahoma would be lower and less consistent over the next few months. Further losses were incurred during January from short futures positions in RBOB gasoline, which rallied due to higher crude oil prices. Additional losses were incurred during January from short futures positions in gasoil as prices generally rallied with higher WTI crude oil.

A portion of the Partnership’s losses for the quarter was offset by gains from long futures positions in heating oil during January and February as colder winter temperatures throughout the U.S. helped push prices higher. Further gains were recorded in natural gas trading during February and March from futures and options positions as spread positions generally collapsed due to a more bullish outlook on natural gas given the unseasonably cold winter in the U.S. Smaller gains were recorded during January from trading Brent crude oil.

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

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master. Brokerage commissions for the three months ended March 31, 2013 increased by $416 as compared to the corresponding period in 2012. The increase in brokerage commissions is primarily due to an increase in the service fee to CGM during the three months ended March 31, 2013 as compared to the corresponding period in 2012.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three months ended March 31, 2013 increased by $2,665 as compared to the corresponding period in 2012. The increase in interest income is primarily due to higher U.S. Treasury bill rates for the Partnership during the three months ended March 31, 2013 as compared to the corresponding period in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master’s account and upon interest rates over which the Partnership, the Master and CGM have no control.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2013 decreased by $438,325 as compared to the corresponding period in 2012. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three months ended March 31, 2013 and 2012. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2013 and December 31, 2012, and the highest, lowest and average value during the three months ended March 31, 2013 and for the twelve months ended December 31, 2012. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, the Master’s total capitalization was $752,964,392 and the Partnership owned approximately 16.7% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2013 was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$48,015,936	6.38%	$79,359,618	$29,409,792	$42,370,756

Total	$48,015,936	6.38%

*	Average monthly Values at Risk.

As of December 31, 2012, the Master’s total capitalization was $842,758,153 and the Partnership owned approximately 17.3% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2012 was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, but denying defendants motion to dismiss certain claims under Section 11. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class was fully briefed. On March 25, 2013, the United States District Court for the Southern District of New York entered an order preliminarily approving the parties proposed settlement of IN RE CITIGROUP INC. BOND LITIGATION, pursuant to which Citigroup and certain of its subsidiaries will pay $730 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing is scheduled for July 23, 2013.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and certain of its subsidiaries have been named as defendants in complaints filed by purchasers of mortgage-backed security (“MBS”) and collateralized debt obligation (“CDO”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup and certain of its subsidiaries have threatened to file additional suits, for some of which Citigroup and certain of its subsidiaries has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $12 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6 billion. The largest MBS investor claim against Citigroup and certain of its subsidiaries, as measured by the face value of purchases at issue, has been asserted by the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with fifteen other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits.

On April 5, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ appeal from the district court’s denial of defendants’ motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL.

On March 26, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ petition for review of the district court’s October 15, 2012 order granting lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL. Plaintiffs allege federal securities law claims on behalf of a putative class of purchasers of MBSs issued by Residential Accredited Loans, Inc. CGM is named as an underwriter defendant.

On January 18, 2013, defendants filed a notice of appeal from the New York Supreme Court’s order granting in part and denying in part defendants’ motion to dismiss in LORELEY FINANCING (JERSEY) NO. 3 LTD., ET AL. v. CITIGROUP GLOBAL MARKETS INC., ET AL.

Auction-rate Securities-Related Litigation and Other Matters

Antitrust Actions: On March 5, 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of two putative class actions brought on behalf of purchasers and issuers of auction rate securities for alleged violations of Section 1 of the Sherman Antitrust Act.

Other Matters

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al.: On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup and certain of its subsidiaries, including CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims for fraud and negligent misrepresentation as well as claims under Sections 10 and 20 of the Securities Exchange Act of 1934 arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup and certain of its subsidiaries. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On March 28, 2013, the United States District Court for the Southern District of New York granted defendants’ motion for summary judgment dismissing all remaining claims asserted by seven Norwegian municipalities. Plaintiffs filed a notice of appeal from this ruling to the United States Court of Appeals for the Second Circuit.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 other than as described below.

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

An advisor that trades at a higher level of leverage will establish a greater number of positions than it would establish for an account of similar size traded at the advisor’s standard leverage. Accordingly, a greater amount of the Partnership’s assets will be committed to margin in such situations than if the advisor traded its program at standard leverage. Trading at a higher level of leverage may increase the volatility of the Partnership’s account.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 — January 31, 2013	295.3540	$9,662.98	N/A	N/A
February 1, 2013 — February 28, 2013	417.0160	$9,684.31	N/A	N/A
March 1, 2013 — March 31, 2013	581.9520	$9,499.57	N/A	N/A
	1,294.3220	$9,596.38	N/A	N/A

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

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – None.

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

(a)	Letter from the General Partner extending Advisory Agreement with AAA Capital Management Advisors, Ltd. for 2012, dated June 1, 2012 (filed as Exhibit 10.5(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

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

Date: May 15, 2013

By: /s/ Damian George
Damian George
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 15, 2013