Form 10-K
period 2013-12-31
AAA CAPITAL ENERGY FUND L.P.
filed 2014-03-28
CIK 1057051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐ No ☑

Limited Partnership Redeemable Units with an aggregate value of $102,156,239 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2014, 7,321.0608 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1.  Business.

(a) General Development of Business. AAA Capital Energy Fund L.P. (the “Partnership”) is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests generally including commodity options and commodity futures contracts on U.S. exchanges and certain foreign exchanges. The Partnership, through its investment in AAA Master Fund LLC, (the “Master”), may trade commodity futures and options contracts of any kind. In addition, the Partnership, through its investment in the Master, may enter into swap contracts on energy-related products. The commodity interests that are traded by the Partnership, through its investment in the Master, are volatile and involve a high degree of market risk.

During the initial offering period (February 12, 1998 through March 15, 1998) the Partnership sold 49,538 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on March 16, 1998. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. The Partnership no longer offers Redeemable Units for sale. During 2008, the Special Limited Partner (defined herein) donated Redeemable Units to the Limited Partners. Redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2013, 2012 and 2011 are reported in the Statements of Changes in Partners’ Capital on page 26 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2013, all trading decisions for the Partnership are made by AAA Capital Management Advisors, Ltd. (the “Advisor”).

On September 1, 2001, the Partnership allocated substantially all of its capital to the Master, a New York limited liability company. The Partnership purchased 128,539.1485 units of the Master with a fair value of $128,539,149 (including unrealized appreciation of $7,323,329). The Master was formed in order to permit commodity pools managed now or in the future by the advisor using the Energy Program — Futures and Swaps, the Advisor’s proprietary, discretionary trading program, to invest together in one trading vehicle. A description of the trading activities and focus of the Advisor is included on page 14 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, the Advisor is a special limited partner of the Partnership (in its capacity as special limited partner, the “Special Limited Partner”). Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of the Master. The General Partner acts as the managing member of the Master (in such capacity, the “Managing Member”). The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. During the period covered by this report, the Master’s commodity brokers were Citigroup Global Markets Inc. (“CGM”) and Morgan Stanley & Co. LLC (“MS&Co.”). The Master may trade commodity futures and options contracts of any kind, but trades solely energy, energy-related products, grains, indices, lumber and softs. In addition, the Master may enter into swap contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

For the period January 1, 2013 through December 31, 2013, the approximate average market sector allocation for the Partnership was 100% energy.

As of December 31, 2013 and 2012, the Partnership owned approximately 16.8% and 17.3%, respectively of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The Master’s trading of futures, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the reporting period, the Master engaged in such trading through a commodity brokerage accounts maintained with CGM and MS&Co.

The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ capital contributions to the Partnership or (ii) $25,000. The Partnership will be liquidated upon the first to occur of the following: December 31, 2018; the net asset value per Redeemable Unit decreases to less than $400 per Reedemable Unit as of the close of any business day; or under certain other circumstances as defined in the limited partnership agreement of the Partnership, as amended or restated from time to time (the “Limited Partnership Agreement”).

Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors.

The General Partner has entered into a management agreement (the “Management Agreement”) with the Advisor who makes all commodity trading decisions for the Partnership. The Advisor is not responsible for the organization or operation of the Partnership. The Management Agreement continues in effect until June 30 of each year and is renewable by the General Partner for additional one-year periods upon 30 days’ prior notice to the Advisor.

The Partnership will pay the Advisor a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to the Advisor. Prior to January 1, 2013, the Advisor received a monthly management fee equal to 1/6 of 1% (2.0% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s profit share allocation accrual, the monthly management fee and any redemption or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

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

Effective March 1, 2014, the Partnership entered into a Customer Agreement with MS&Co. (the “New MS&Co. Customer Agreement”). As of the same date, the Partnership terminated its existing selling agent agreement and entered into a new selling agreement with Morgan Stanley Smith Barney LLC doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management will receive a monthly selling agent fee, the amount of which will be calculated by multiplying the Fund’s round turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side. The ongoing selling agent fee amount will be reduced by applicable floor brokerage. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisers who have sold redeemable units in the Partnership. Under the New MS&Co. Customer Agreement, the Partnership also pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (collectively, the “MS&Co. clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. All of the Partnership’s assets not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. pays the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The New MS&Co. Customer Agreement gives the Partnership the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps contracts (the Master is also a party to a customer agreement with MS&Co., which gives the Master the same right). The New MS&Co. Customer Agreement may generally be terminated upon notice by either party.

During the fourth quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “Prior MS&Co. Customer Agreement”), which was terminated effective March 1, 2014. Under the Prior MS&Co. Customer Agreement, the Partnership paid MS&Co. a monthly brokerage commission equal to $18.00 per round-turn on futures transactions, $5.00 per round turn for swaps and $9.00 per side on options transactions. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership also paid MS&Co. clearing fees through its investment in the Master. MS&Co. clearing fees were allocated to the Partnership based on its proportionate share of the Master. MS&Co. paid a portion of its brokerage commissions to other properly licensed and/or registered selling agents and to financial advisors who sold Redeemable Units. All of the Partnership’s assets not held in the Master’s accounts at MS&Co. were deposited in the Partnership’s account at MS&Co. The Partnership’s cash was deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Prior MS&Co. Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps contracts (the Master was also a party to a customer agreement with MS&Co., which gave the Master the same right).

    Prior to and during part of the fourth quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage commission equal to $18.00 per round-turn on futures transactions, $5.00 per round turn for swaps and $9.00 per side on options transactions. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership paid exchange, service, clearing, user, give-up and NFA fees (collectively the “CGM clearing fees” and together with the MS&Co. clearing fees, the “clearing fees”) through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The CGM Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps contracts (the Master was also a party to a customer agreement with CGM, which gave the Master the same right). The Partnership has terminated the CGM Customer Agreement.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 are set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2013, was $72,987,283.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including clearing, ongoing selling agent and management fees.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and/or U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single day. The Advisor believes that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of an advisor, however, may have to be modified, and positions held by the Partnership may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisor’s trading for the Partnership.

Item 2.  Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.

Item 3.  Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of Morgan Stanley and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including Morgan Stanley and MS&Co.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of NFA.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, Morgan Stanley executed a final settlement with the Office of the New York State Attorney General in connection with its investigation relating to the sale of auction rate securities. Morgan Stanley agreed, among other things to: (1) repurchase at par illiquid auction rate securities that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold auction rate securities below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of auction rate securities; and (5) pay a total penalty of $35 million. On August 13, 2008, Morgan Stanley reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position. Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange and Chicago Board of Trade as exchanges for related positions in violation of Chicago Mercantile Exchange and Chicago Board of Trade rules because those trades lacked the corresponding and related cash, over-the-counter swap, over-the-counter option, or other over-the-counter derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the Chicago Mercantile Exchange and Chicago Board of Trade in which the Chicago Mercantile Exchange found that MS&Co. violated Chicago Mercantile Exchange Rules 432.Q and 538 and fined MS&Co. $750,000 and Chicago Board of Trade found that MS&Co. violated Chicago Board of Trade Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $58 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $58 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $316 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $316 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff’s affiliates’ clients by MS&Co. in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 collateralized debt obligation. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 collateralized debt obligation to CDIB, and that MS&Co. knew that the assets backing the collateralized debt obligation were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co.’s motion to dismiss the complaint and on March 21, 2011, MS&Co. appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $94 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $94 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $68 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $68 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $116 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $116 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co. and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $648 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $648 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $79 million, and the certificates had incurred actual losses of $0.7 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $79 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $225 million, and the certificates had incurred actual losses of $23 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $225 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 4.  Mine Safety Disclosures.    Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2014, was 298.

(c)	Dividends. The Partnership did not declare any distributions in 2013 and 2012. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Redeemable Units for the twelve months ended December 31, 2013, 2012 and 2011.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 — October 31, 2013	465.4960	$9,006.28	N/A	N/A
November 1, 2013 — November 30, 2013	663.7890	$9,044.60	N/A	N/A
December 1, 2013 — December 31, 2013	488.5490	$9,093.12	N/A	N/A
	1,617.8340	$9,048.23	N/A	N/A

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6.  Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 and total assets at December 31, 2013, 2012, 2011, 2010 and 2009 were as follows:

	2013	2012	2011	2010	2009
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage commissions (including clearing fees) of $1,496,557, $2,173,527, $2,143,088, $3,312,893 and $3,318,932, respectively.	$(13,367,629)	$(1,044,622)	$10,696,924	$(15,279,173)	$31,443,146
Interest income allocated from Master	29,198	66,715	50,151	166,148	142,784

	$(13,338,431)	$(977,907)	$10,747,075	$(15,113,025)	$31,585,930

Net income (loss) before allocation to Special Limited Partner	$(15,048,378)	$(4,471,030)	$6,474,255	$(20,473,281)	$25,336,190

Allocation to Special Limited Partner	—	—	—	—	(5,141,561)

Net income (loss) after allocation to Special Limited Partner	$(15,048,378)	$(4,471,030)	$6,474,255	$(20,473,281)	$20,194,629

Increase (decrease) in net asset value per unit	$(1,178.19)	$(252.83)	$352.08	$(824.28)	$697.34

Net asset value per unit	$9,093.12	$10,271.31	$10,524.14	$10,172.06	$10,996.34

Total assets	$77,692,684	$145,928,434	$194,736,812	$241,527,323	$285,980,036

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, through its investment in the Master, seeks to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests, including commodity futures and commodity option contracts traded on United States exchanges and certain foreign exchanges and swaps. The Partnership, through its investment in the Master, intends to trade only energy and energy-related products, grains, indices, lumber and softs, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products) traded on the Chicago Mercantile Exchange, but is authorized to trade commodity futures, swaps and options contracts of any kind. The Partnership has invested substantially all of its capital in the Master. The Advisor is authorized to trade forward contracts on behalf of the Partnership and the Master but does not currently intend to do so (certain swaps that the Advisor trades are, however, the substantial economic equivalent of forward contracts).

The General Partner/Managing Member manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership has invested these assets in the Master. The General Partner engages a team of approximately 35 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership/Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner/Managing Member include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner/Managing Member provides the administrative and compliance services that are required by law or regulation from time to time in connection with operation of the Partnership/Master. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with redemptions and limited partner communications; and preparation of offering documents and sales literature.

While the Partnership and the Master have the right to seek lower commission rates and fees from other commodity brokers at any time, the General Partner/Managing Member believes that the customer agreements and other arrangement with the commodity broker are fair, reasonable, and competitive.

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

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on options and swaps, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2013.

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

From January 1, 2013 through December 31, 2013, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 3.8%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized option and swaps contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain option contracts. Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s/Master’s current contracts are traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period, as CGM and/or MS&Co or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Master’s assets. During the reporting period, credit risk with respect to exchange-traded instruments was reduced to the extent that through CGM or MS&Co., the Partnership’s/Master’s counterparty was an exchange or clearing organization. The Partnership/Master continues to be subject to such risks, with respect to MS&Co.

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

The General Partner/Managing Member monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner/Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)

Other than the risks inherent in commodity futures, options and swaps trading, the Master knows of no trends, demands, commitments, events or uncertainties which will result in or which reasonably likely to result in the Master’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances, including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b) Capital Resources.

(i) The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, selling agent and advisory fees and, during the reporting period, brokerage commissions. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s commodity broker is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2013, 5,813.9730 Redeemable Units were redeemed totaling $54,150,691 and 32.0000 General Partner unit equivalents were redeemed totaling $303,697. For the year ended December 31, 2012, 3,931.9621 Redeemable Units were redeemed totaling $40,442,418 and 59.5110 General Partner unit equivalents were redeemed totaling $600,807. For the year ended December 31, 2011, 4,862.4076 Redeemable Units were redeemed totaling $49,641,472 and 24.1950 General Partner unit equivalents were redeemed totaling $250,000.

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).

(c) Results of Operations.

For the year ended December 31, 2013 the net asset value per unit decreased 11.5% from $10,271.31 to $9,093.12. For the year ended December 31, 2012 the net asset value per unit decreased 2.4% from $10,524.14 to $10,271.31. For the year ended December 31, 2011 the net asset value per unit increased 3.5% from $10,172.06 to $10,524.14.

The Partnership, through its investment in the Master, experienced a net trading loss of $11,350,524 before brokerage commissions, fees and expenses for the year ended December 31, 2013. Losses were primarily attributable to the Master’s trading of commodity futures in Brent Crude Oil, NYMEX Crude Oil, NYMEX Energy Swaps, IPE Gas Oil, NYMEX Gasoline and NYMEX Heating Oil and were partially offset by gains in NYMEX Natural Gas. The net trading gain (or loss) realized from the Partnership’s investment in the Master is disclosed on page 26 under “Item 8. Financial Statements and Supplementary Data.”

During the year, the Partnership posted a loss primarily from trading in West Texas Intermediate (“WTI”) crude oil, RBOB gasoline and gas oil. The most significant losses were incurred during January and March from short futures positions in WTI crude oil as prices rallied due to speculation that flows from Cushing, Oklahoma would be lower and less consistent over the next few months. Further losses were incurred during January from short futures positions in RBOB gasoline and gas oil, which rallied due to higher crude oil prices. Losses were also incurred from short futures positions in gas oil and heating oil during July as prices rallied amid growing concerns that tensions in the Middle East would disrupt flows of crude oil and related refined products. Losses were also incurred during August from short futures positions in natural gas as prices rallied due to hotter than usual temperatures throughout the United States. A portion of the Partnership’s losses for the year was offset by gains recorded during May from short futures positions in natural gas as prices generally declined given oversupply of the commodity and weakening demand. Profits were also recorded from trading natural gas futures during July. Further gains were recorded during April and May from short futures positions in gasoil as prices generally declined with weaker Brent crude oil and WTI crude oil prices during these months. Further gains were recorded from long futures positions in heating oil during January and February as colder winter temperatures throughout the U.S. helped push prices higher. During November, gains were achieved from long positions in natural gas futures as prices advanced on cold weather moving through much of the U.S. in the middle of the month. Short positions in Brent crude oil futures also contributed positively during November. Finally, additional gains were recorded during December from long positions in gasoline and heating oil futures as prices advanced after U.S. Department of Energy reports showed strong seasonal demand in the U.S. and lower-than-expected inventories in the Atlantic Basin storage facilities.

The Partnership, through its investment in the Master, experienced a net trading gain of $1,829,638 before brokerage commissions, fees and expenses for the year ended December 31, 2012. Gains were primarily attributable to the trading of commodity futures in NYMEX Energy Swaps, IPE Gas Oil, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, Corn and Lumber and were partially offset by losses in Brent Crude Oil, NYMEX Crude Oil, Softs and Indices.

The most significant losses in 2012 were incurred within the energies complex during October from short exposure in RBOB gasoline as prices fell due to lower crude oil prices amidst concerns over weakening global demand. Further losses were incurred during April and May from a net long exposure to crude oil as prices moved lower given concerns about the Eurozone and the overall health of the global economy. Further losses were incurred during May from long futures positions in RBOB gasoline as prices fell due to a weakening global economy and a general sell-off of “risk assets” throughout global markets. Losses were also incurred in May from long call options positions in “WTI” crude oil as volatility declined despite the drop in crude oil prices. The Partnership also incurred losses during February from short futures positions in Brent crude oil as potential supply disruptions from Iran helped push prices higher. Further losses were incurred from short call options in Brent crude oil as prices rallied during January and February which also detracted from performance. Short futures positions in Light Sweet crude oil incurred smaller losses during February as prices strengthened on potential supply disruptions and an expected increase in demand. The Partnership’s losses for the year were offset by trading gains in energies during August from long futures and options positions in RBOB gasoline as prices rallied during the end of the summer months when demand is at its highest. Gains were also recorded in July as long futures and options positions in RBOB gasoline benefited from rallying crude oil prices due to unrest in the Middle East. Further gains were recorded in August from short futures positions in natural gas as prices declined as mild temperatures throughout the U.S. help to weaken demand for the commodity. Smaller gains were recorded during May from long call options positions in natural gas as prices rallied given concerns over warmer-than-expected weather forecasts in May and for June. Small gains were also recorded from futures and options positions in the S&P 500 Index as prices declined during May given concerns over slowing growth in the United States.

During the reporting period, interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM, based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the 4-week U.S. treasury bill discount rate. Interest income allocated from the Master for the three and twelve months ended December 31, 2013 decreased by $16,550 and $37,517, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is primarily due to lower U.S. Treasury bill rates for the Partnership during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership increases the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM/MS & Co. had control.

During the reporting period, brokerage commissions were based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master. Brokerage commissions for the three and twelve months ended December 31, 2013 decreased by $459,534 and $676,970, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage commissions is primarily due to a decrease in the number of trades during the three and twelve months ended December 31, 2013 as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and twelve months ended December 31, 2013 decreased by $454,040 and $1,776,688, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2013 as compared to the corresponding periods in 2012.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and twelve months ended December 31, 2013 and 2012. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2013 and 2012 were $69,905 and $89,797, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2013 and 2012 were $49,611 and $36,207, respectively.

The Partnership, through its investment in the Master, experienced a net trading gain of $13,476,588 before brokerage commissions, fees and expenses for the year ended December 31, 2011. Gains were primarily attributable to the trading of commodity futures in Brent Crude Oil, NYMEX Crude Oil, IPE Gas Oil and Lumber and were partially offset by losses in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, Corn, Softs and Indices.

The most significant gains in 2011 were recorded from short futures positions in Brent Crude Oil during December as increased volatility in the beginning of the month due to concerns about the Eurozone saw Brent prices fall intra-month to $102.46 a barrel, thus benefiting the Partnership’s net short positions. Further gains were recorded from long futures and options positions in WTI crude oil during December as prices rallied significantly during the latter half of the month as concerns over lower supplies outweighed lower domestic demand, thus pushing prices higher. Further gains were recorded in July and September from long futures and options positions in WTI crude oil as increased volatility due to the ongoing political contagion in the Middle East and the uncertainty regarding the U.S. debt ceiling helped to generate gains. The Partnership also recorded gains during August and September as short futures positions in Brent crude oil profited as weaker global demand and concerns regarding the Greek debt crisis pushed prices lower. Gains were also recorded in WTI crude oil futures and options during March as prices rallied given the tsunami earthquake and subsequent nuclear power plant disaster in Japan, as well as the spreading political instability in the Middle East. The Partnership also recorded profits from long futures positions in heating oil during January and February as a colder-than-expected winter throughout the United States helped to push prices higher. Further gains were recorded from long futures positions in heating oil during August as increased demand for refined products helped push prices higher. A portion of the Partnership’s gains for the year was offset by losses in RBOB gasoline and gasoil futures and options. The largest losses were incurred from long futures positions in RBOB gasoline as prices declined in May due to weaker domestic demand, thus negatively impacting the Partnership’s positions. Further losses were incurred from long futures positions in RBOB gasoline during September as prices declined amid weaker domestic demand heading into the winter. Lastly, losses were incurred from long futures positions in gasoil as concerns over weakening domestic consumption occurred in May, thus forcing prices lower.

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

(d) Off-Balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

(f) Operational Risk.

The Partnership, through its investment in the Master, is directly exposed to market risk and credit risk, which arise in the normal course of its business activities and are discussed above. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Master is subject to increased risks with respect to their trading activities in emerging market securities, where clearance, settlement and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Master’s ability to gather, process and communicate information efficiently and securely, without interruption, to customers and in the markets where the Partnership/Master participates. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in non-compliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management’s authorization, and that financial information utilized by management and communicated to external parties, including the Partnership’s Redeemable Unit holders, creditors and regulators, is free of material errors.

(g) Critical Accounting Policies.

Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in Note 2 of the Master’s notes to the annual financial statements as of December 31, 2013.

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2013 and 2012, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the twelve months ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2013 and 2012, the Master did not hold any derivative instruments for which market quotations are not readily available and which were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the twelve months ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Brokerage Commissions. During the reporting period, commission charges to open and close futures and exchange-traded swap contracts were expensed at the time the positions are opened. Commission charges on option contracts were expensed at the time the position is established and when the option contract is closed.

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

The fair value of the Master’s futures positions does not have any optionality component. However, the Advisor does trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2013 and 2012, and the highest, lowest and average value at any point during each of the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2013, the Master’s total capitalization was $462,745,604 and the Partnership owned approximately 16.8% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2013 was as follows:

	December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$27,869,465	6.02%	$79,359,618	$22,538,703	$39,574,084

Total	$27,869,465	6.02%

*	Annual average month-end Values at Risk.

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

Materiality as used in this “Item 7a. Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Master’s market sensitive instruments.

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

The following were the primary trading risk exposures of the Master as of December 31, 2013 by market sector.

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

The Master engages in swap transactions in crude oil and other energy-related products. In this connection, the Master contracts with its counterparty to exchange a stream of payments computed by reference to a notional amount and the price of the energy product that is the subject of the swap. Swap contracts are not guaranteed by an exchange or clearinghouse. During the reporting period, CGM/MS&Co. did not engage in swap transactions as a principal.

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

During the reporting period, the Master may also have entered into spot transactions to purchase or sell commodities with CGM/MS&Co., or one of its affiliates, as principal. Such spot transactions provide for two-day settlement and are not margined. Such transactions may have been entered into in connection with exchange-for-physical transactions. Like the swap contract market, the spot market is a principals’ market so there is no clearinghouse guarantee of performance. Instead, the Master was subject to the risk of inability of, or refusal by, a counterparty to perform with respect to the underlying contract. The Master may enter into such transactions with MS&Co. or its affiliates in the future.

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

The Advisor applies its own risk management policies to its trading. The Advisor generally follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor’s research of risk management often suggests ongoing modifications to its trading programs.

As part of the General Partner’s risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor’s portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to its programs.

Item 8. Financial Statements and Supplementary Data.

AAA Capital Energy Fund L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2013, 2012 and 2011; Statements of Financial Condition at December 31, 2013 and 2012; Statements of Income and Expenses for the years ended December 31, 2013, 2012 and 2011; Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012 and 2011; and Notes to Financial Statements.

To the Limited Partners of

AAA Capital Energy Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Alper Daglioglu
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

The management of AAA Capital Energy Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2013 based on the criteria referred to above.

Alper Daglioglu President and Director Ceres Managed Futures LLC General Partner, AAA Capital Energy Fund L.P.	Alice Lonero Chief Financial Officer Ceres Managed Futures LLC General Partner, AAA Capital Energy Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

AAA Capital Energy Fund L.P.:

We have audited the accompanying statements of financial condition of AAA Capital Energy Fund L.P. (the “Partnership”) as of December 31, 2013 and 2012, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of AAA Capital Energy Fund L.P. as of December 31, 2013 and 2012, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2014

AAA Capital Energy Fund L.P.

Statements of Financial Condition

December 31, 2013 and 2012

	2013	2012
Assets:
Investment in Master, at fair value (Note 1)	$77,596,081	$145,802,728
Cash (Note 3c)	96,603	125,706

Total assets	$77,692,684	$145,928,434

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$89,795	$439,544
Management fees (Note 3b)	96,908	242,311
Professional fees	48,642	68,854
Other	27,621	33,313
Redemptions payable (Note 5)	4,442,435	2,654,363

Total liabilities	4,705,401	3,438,385

Partners’ Capital (Notes 1 and 5):
General Partner, 127.2827 and 159.2827 unit equivalents outstanding at December 31, 2013 and 2012, respectively	1,157,397	1,636,042
Special Limited Partner, 118.5047 Redeemable Units outstanding at December 31, 2013 and 2012	1,077,577	1,217,199
Limited Partners, 7,780.8641 and 13,594.8371 Redeemable Units outstanding at December 31, 2013 and 2012, respectively	70,752,309	139,636,808

Total partners’ capital	72,987,283	142,490,049

Total liabilities and partners’ capital	$77,692,684	$145,928,434

Net asset value per unit	$9,093.12	$10,271.31

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.

Statements of Income and Expenses

for the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Investment income:
Interest income allocated from Master (Note 3c)	$29,198	$66,715	$50,151

Expenses:
Expenses allocated from Master	520,548	700,733	636,576
Brokerage commissions (Note 3c)	1,496,557	2,173,527	2,143,088
Management fees (Note 3b)	1,590,431	3,367,119	4,160,115
Professional fees	69,905	89,797	69,836
Other	49,611	36,207	42,869

Total expenses	3,727,052	6,367,383	7,052,484

Net investment income (loss)	(3,697,854)	(6,300,668)	(7,002,333)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(18,883,577)	29,650,467	(26,151,711)
Change in net unrealized gains (losses) on open contracts allocated from Master	7,533,053	(27,820,829)	39,628,299

Total trading results allocated from Master	(11,350,524)	1,829,638	13,476,588

Net income (loss)	(15,048,378)	(4,471,030)	6,474,255

Net income (loss) per unit (Note 6) *	$(1,178.19)	$(252.83)	$352.08

Weighted average units outstanding	11,312.4202	16,272.9543	20,371.3226

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2013, 2012 and 2011

	Limited Partners	Special Limited Partner	General Partner	Total
Partners’ Capital at December 31, 2010	$227,744,388	$1,205,437	$2,471,696	$231,421,521
Redemptions of 4,862.4076 Redeemable Units	(49,641,472)	—	—	(49,641,472)
Redemptions of 24.1950 General Partner unit equivalents	—	—	(250,000)	(250,000)
Allocation of net income (loss) for the year ended December 31, 2011:
Net income (loss)	6,351,612	41,723	80,920	6,474,255

Partners’ Capital at December 31, 2011	184,454,528	1,247,160	2,302,616	188,004,304
Redemptions of 3,931.9621 Redeemable Units	(40,442,418)	—	—	(40,442,418)
Redemptions of 59.5110 General Partner unit equivalents	—	—	(600,807)	(600,807)
Allocation of net income (loss) for the year ended December 31, 2012:
Net income (loss)	(4,375,302)	(29,961)	(65,767)	(4,471,030)

Partners’ Capital at December 31, 2012	$139,636,808	$1,217,199	$1,636,042	$142,490,049
Redemptions of 5,813.9730 Redeemable Units	(54,150,691)	—	—	(54,150,691)
Redemptions of 32.0000 General Partner unit equivalents	—	—	(303,697)	(303,697)
Allocation of net income (loss) for the year ended December 31, 2013:
Net income (loss)	(14,733,808)	(139,622)	(174,948)	(15,048,378)

Partners’ Capital at December 31, 2013	$70,752,309	$1,077,577	$1,157,397	$72,987,283

Net asset value per unit:

2011:	$10,524.14

2012:	$10,271.31

2013:	$9,093.12

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

December 31, 2013

1.	Partnership Organization:

AAA Capital Energy Fund L.P. (the “Partnership”) is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on U.S. exchanges and certain foreign exchanges. The Partnership, through its investment in AAA Master Fund LLC (the “Master”), may trade commodity futures and options contracts of any kind. In addition, the Partnership, through its investment in the Master, may enter into swap contracts on energy-related products. The commodity interests that are traded by the Partnership, through its investment in the Master, are volatile and involve a high degree of market risk. During the initial offering period (February 12, 1998 through March 15, 1998), the Partnership sold 49,538 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests. The Partnership no longer offers Redeemable Units for sale. During 2008, the Special Limited Partner (defined herein) donated 102 Redeemable Units to the limited partners.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2013, all trading decisions for the Partnership are made by the Advisor (defined below).

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

At December 31, 2013 and 2012, the Partnership owned approximately 16.8% and 17.3%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

December 31, 2013

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, if any, in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions and losses, if any.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2018; the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or under certain other circumstances as defined in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s Investments. The Partnership values its investment in the Master at the Master’s net asset value per unit as calculated by the Master. The Master values its investments as described in Note 2, “Accounting Policies,” on the attached Master’s financial statements.

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment

AAA Capital Energy Fund L.P.

Notes to Financial Statements

December 31, 2013

company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2013 and 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). For the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$77,596,081	$—	$77,596,081	$—

Net fair value	$77,596,081	$—	$77,596,081	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$145,802,728	$—	$145,802,728	$—

Net fair value	$145,802,728	$—	$145,802,728	$—

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

AAA Capital Energy Fund L.P.

Notes to Financial Statements

December 31, 2013

by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that other than as described in Note 8 to the financial statements, no events have occurred that require adjustment of or disclosure in the financial statements.

f.	Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

g.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a management agreement with the Advisor (the “Management Agreement”), a registered commodity trading advisor. The Partnership will pay the Advisor a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to the Advisor. Prior to January 1, 2013, AAA received a monthly management fee equal to 1/6 of 1% (2.0% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s profit share allocation accrual, the monthly management fee and any redemption or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

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

AAA Capital Energy Fund L.P.

Notes to Financial Statements

December 31, 2013

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

c.	Customer Agreement:

Prior to and during part of the fourth quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the fourth quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). The Partnership has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage commission equal to $18.00 per round-turn on futures transactions, $5.00 per round turn for swaps and $9.00 per side on options transactions. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership paid exchange, service, clearing, user, give-up and National Futures Association (“NFA”) fees (collectively the “CGM clearing fees”) through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined.

Under the MS&Co. Customer Agreement, the Partnership pays MS&Co. a monthly brokerage commission equal to $18.00 per round-turn on futures transactions, $5.00 per round turn for swaps and $9.00 per side on options transactions. The Partnership also pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and NFA fees (collectively the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. MS&Co. will pay a portion of its brokerage commissions to other properly licensed and/or registered selling agents and to financial advisors who have sold Redeemable Units. All of the Partnership’s assets not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

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

AAA Capital Energy Fund L.P.

Notes to Financial Statements

December 31, 2013

The MS&Co. Customer Agreement with the Partnership and the Master gives, and the CGM Customer Agreement with the Partnership and the Customer Agreement between CGM and the Master each gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet”, have been met.

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

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Net realized and unrealized gains (losses)*	$(1,024.78)	$(40.00)	$564.90
Interest income allocated from Master	2.50	4.20	2.32
Expenses and allocation to Special Limited Partner**	(155.91)	(217.03)	(215.14)

Increase (decrease) for the year	(1,178.19)	(252.83)	352.08
Net asset value per unit, beginning of year	10,271.31	10,524.14	10,172.06

Net asset value per unit, end of year	$9,093.12	$10,271.31	$10,524.14

*	Includes brokerage commissions and clearing fees allocated from Master.

**	Excludes brokerage commissions, clearing fees allocated from Master and includes allocation to Special Limited Partner, if any.

	2013	2012	2011
Ratios to average net assets:
Net investment income (loss)	(3.5)%	(3.8)%	(3.4)%
Allocation to Special Limited Partner	—%	—%	—%

Net investment income (loss) before allocation to Special Limited Partner***	(3.5)%	(3.8)%	(3.4)%

Operating expenses	3.6%	3.8%	3.4%
Allocation to Special Limited Partner	—%	—%	—%

Total expenses and allocation to Special Limited Partner	3.6%	3.8%	3.4%

Total return:
Total return before allocation to Special Limited Partner	(11.5)%	(2.4)%	3.5%
Allocation to Special Limited Partner	—%	—%	—%

Total return after allocation to Special Limited Partner	(11.5)%	(2.4)%	3.5%

***	Interest income allocated from Master less total expenses.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

December 31, 2013

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized options and swaps contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and include certain option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s/Master’s current contracts are traded OTC, although contracts may be traded OTC in the future. None of the Partnership’s/Master’s current contracts are traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period, as CGM and/or MS&Co. or their affiliates were the counterparties brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM or MS&Co., the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

December 31, 2013

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

The General Partner/managing member monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner/managing member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange cleared swaps, and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

8.	Subsequent Events:

Effective March 1, 2014, the Partnership ceased paying a brokerage commission to MS&Co. and entered into a new customer agreement with MS&Co. As of the same date, the Partnership entered into a new selling agreement with Morgan Stanley Wealth Management. Pursuant to the selling agreement, Morgan Stanley Wealth Management will receive a monthly selling agent fee equal to $18.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions. The ongoing selling agent fee amount will be reduced by applicable floor brokerage. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisers who have sold redeemable units in the Partnership.

    Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2013 and 2012 are summarized below:

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$464,107	$(4,107,181)	$363,044	$(10,058,401)

Net income (loss) before allocation to Special Limited Partner	$137,362	$(4,491,608)	$(113,324)	$(10,580,808)

Net income (loss) after allocation to Special Limited Partner	$137,362	$(4,491,608)	$(113,324)	$(10,580,808)

Increase (decrease) in net asset value per Redeemable Unit	$21.78	$(419.19)	$(9.04)	$(771.74)

	For the period from October 1, 2012 to December 31, 2012	For the period from July 1, 2012 to September 30, 2012	For the period from April 1, 2012 to June 30, 2012	For the period from January 1, 2012 to March 31, 2012
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(4,301,197)	$10,060,277	$(5,871,610)	$(865,377)

Net income (loss) before allocation to Special Limited Partner	$(5,089,940)	$9,217,721	$(6,760,885)	$(1,837,926)

Net income (loss) after allocation to Special Limited Partner	$(5,089,940)	$9,217,721	$(6,760,885)	$(1,837,926)

Increase (decrease) in net asset value per Redeemable Unit	$(334.02)	$585.08	$(399.29)	$(104.60)

To the Members of

AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Alper Daglioglu
President and Director Ceres Managed Futures LLC Managing Member, AAA Master Fund LLC

Ceres Managed Futures LLC 522 Fifth Avenue 14th Floor New York, NY 10036 (855)672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

AAA Master Fund LLC:

We have audited the accompanying statements of financial condition of AAA Master Fund LLC (the “Company”), including the condensed schedules of investments as of December 31, 2013 and 2012, and the related statements of income and expenses, and changes in members’ capital for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of AAA Master Fund LLC as of December 31, 2013 and 2012, and the results of its operations and changes in its members’ capital for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2014

AAA Master Fund LLC

Statements of Financial Condition

December 31, 2013 and 2012

	2013	2012
Assets:
Equity in trading account:
Cash (Note 3c)	$427,829,581	$710,986,415
Cash margin (Note 3c)	20,401,097	38,559,983
Net unrealized appreciation on open futures and exchange-cleared swap contracts	3,968,683	—
Options purchased, at fair value (cost $49,583,260 and $214,452,195, respectively)	25,074,590	160,438,693
Receivable from Orion	34,249	—

Total assets	$477,308,200	$909,985,091

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$—	$29,721,227
Options premium received, at fair value (premium $35,897,312 and $75,518,560, respectively)	14,379,750	37,237,413
Accrued expenses:
Clearing fees due to MS&Co.	3,782	—
Professional fees	179,064	268,298

Total liabilities	14,562,596	67,226,938

Members’ Capital:
Members’ Capital, 49,663.4600 and 82,455.2248 units outstanding at December 31, 2013 and 2012, respectively	462,745,604	842,758,153

Total liabilities and members’ capital	$477,308,200	$909,985,091

Net asset value per unit	$9,317.63	$10,220.80

See accompanying notes to financial statements.

AAA Master Fund LLC

Condensed Schedule of Investments

December 31, 2013

	Number of Contracts	Fair Value	% of Members' Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy	3,671	$1,617,462	0.35%

Total futures and exchange-cleared swap contracts purchased		1,617,462	0.35

Futures and Exchange-Cleared Swap Contracts Sold
Energy	4,485	2,351,221	0.51

Total futures and exchange-cleared swap contracts sold		2,351,221	0.51

Options Purchased
Call
Energy	4,990	18,832,170	4.07

Call options purchased		18,832,170	4.07

Put
Energy	2,263	6,242,420	1.35

Put options purchased		6,242,420	1.35

Total options purchased		25,074,590	5.42

Options Premium Received
Call
Energy	4,443	(3,471,110)	(0.75)

Call options premium received		(3,471,110)	(0.75)

Put
Energy	3,090	(10,908,640)	(2.36)

Put options premium received		(10,908,640)	(2.36)

Total options premium received		(14,379,750)	(3.11)

Net fair value		$14,663,523	3.17%

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

AAA Master Fund LLC

Statements of Income and Expenses

for the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Investment Income:
Interest income	$196,816	$410,168	$240,161

Expenses:
Clearing fees	2,780,779	3,609,734	2,400,973
Professional fees	368,365	222,998	548,484

Total expenses	3,149,144	3,832,732	2,949,457

Net investment income (loss)	(2,952,328)	(3,422,564)	(2,709,296)

Trading Results:
Net gains (losses) on trading of commodity interest:
Net realized gains (losses) on closed contracts	(113,661,891)	156,999,501	(125,889,892)
Change in net unrealized gains (losses) on open contracts	46,431,157	(145,753,553)	189,600,221

Total trading results	(67,230,734)	11,245,948	63,710,329

Net income (loss)	$(70,183,062)	$7,823,384	$61,001,033

Net income (loss) per unit* (Note 6)	$(900.34)	$95.76	$634.41

Weighted average units outstanding	71,179.5822	92,916.1757	101,822.4505

* Based on change in net asset value per unit before distribution of interest income to feeder funds.

See accompanying notes to financial statements.

AAA Master Fund LLC

Statements of Changes in Members’ Capital

for the years ended December 31, 2013, 2012 and 2011

Members’ Capital
Members’ Capital at December 31, 2010	$980,369,638
Net income (loss)	61,001,033
Subscriptions of 13,555.9786 Units	131,417,847
Redemptions of 20,377.5999 Units	(196,037,765)
Distribution of interest income to feeder funds	(240,161)

Members’ Capital at December 31, 2011	976,510,592
Net income (loss)	7,823,384
Subscriptions of 8,815.6670 Units	89,833,628
Redemptions of 22,762.0355 Units	(230,999,283)
Distribution of interest income to feeder funds	(410,168)

Members’ Capital at December 31, 2012	842,758,153
Net income (loss)	(70,183,062)
Subscriptions of 6,167.0897 Units	58,730,206
Redemptions of 38,958.8545 Units	(368,362,877)
Distribution of interest income to feeder funds	(196,816)

Members’ Capital at December 31, 2013	$462,745,604

Net asset value per unit:

2011:	$10,129.61

2012:	$10,220.80

2013:	$9,317.63

See accompanying notes to financial statements.

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2013

1.	General:

AAA Master Fund LLC (the “Master”) is a limited liability company formed under the New York Limited Liability Company Law. The Master’s purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Master may trade commodity futures and option contracts of any kind but intends to trade solely energy, energy related products, grains, indices, lumber and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master may sell an unlimited number of units of member interest (“Units”).

Ceres Managed Futures LLC (“CMF”), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2013, all trading decisions for the Master are made by the Advisor (defined below).

On September 1, 2001 (the date the Master commenced trading), AAA Capital Energy Fund L.P. (“AAA”) allocated substantially all of its capital and Orion Futures Fund L.P. (“Orion”) allocated a portion of its capital to the Master. AAA and Orion purchased 133,712.5867 Units with a fair value of $133,712,587 (including unrealized appreciation of $7,755,035). On July 1, 2002, AAA Capital Energy Fund L.P. II (“AAA II”) allocated substantially all of its capital to the Master and purchased 64,945.0387 Units with cash equal to $94,925,000. On October 1, 2005, Tactical Diversified Futures Fund L.P. (“Tactical Diversified”) allocated a portion of its capital to the Master and purchased 13,956.1190 Units with cash equal to $50,000,000. On July 1, 2005, Institutional Futures Portfolio L.P. (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 2,386.2338 Units with cash equal to $7,000,000. On July 1, 2006, Legion Strategies, LTD (“Legion LTD”) allocated a portion of its capital to the Master and purchased 793.9501 Units with cash equal to $4,000,000. On October 1, 2006, Energy Advisors Portfolio L.P. (“Energy Advisors”) allocated a portion of its capital to the Master and purchased 723.8213 Units with cash equal to $3,315,000. On March 1, 2007, Global Futures Fund Ltd. (“Global Futures”) allocated a portion of its capital to the Master and purchased 344.5961 Units with cash equal to $1,614,644. On April 1, 2009, Orion Futures Fund (Cayman) Ltd. (“Orion Cayman”) allocated a portion of its capital to the Master and purchased 84.1311 Units with cash equal to $800,000. On January 31, 2010, Tactical Diversified redeemed its entire investment in the Master for cash equal to $40,267,084. On December 31, 2010, Legion LTD redeemed its entire investment in the Master for cash equal to $7,941,213. On April 30, 2011, Energy Advisors redeemed its entire investment in the Master for cash equal to $3,469,560. On June 1, 2013, Custom Solutions Fund L.P. – Series A (“Custom Solutions”) allocated a portion of its capital to the Master and purchased 134.3968 Units with cash equal to $1,300,000. On June 30, 2013, Orion Cayman redeemed its entire investment in the Master for cash equal to $1,048,869. The Master was formed to permit commodity pools managed by AAA Capital Management Advisors, Ltd. (the “Advisor”) using the Energy Program – Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle. During the period covered by this report, the Master’s commodity brokers were Citigroup Global Markets Inc. (“CGM”) and Morgan Stanley & Co. LLC (“MS&Co.”).

The Master operates under a structure where its investors consist of AAA, AAA II, Institutional Portfolio, Global Futures, Orion and Custom Solutions (each a “Member,” collectively the “Funds”). AAA,

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2013

AAA II, Institutional Portfolio, Global Futures, Orion and Custom Solutions owned approximately 16.8%, 32.7%, 0.7%, 1.1%, 48.1% and 0.6%, respectively, of the Master at December 31, 2013. AAA, AAA II, Institutional Portfolio, Global Futures, Orion and Orion Cayman owned approximately 17.3%, 32.7%, 1.4%, 1.1%, 47.2% and 0.3%, respectively, of the Master at December 31, 2012.

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

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2013

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Master considers prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2013 and December 31, 2012, the Master did not hold any derivative instruments for which market quotations are not readily available and which were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). For the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures and Exchange-Cleared Swaps	$8,128,408	$8,128,408	$—	$—
Options purchased	25,074,590	25,074,590	—	—

Total assets	33,202,998	33,202,998	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$4,159,725	$4,159,725	$—	$—
Options premium received	14,379,750	14,379,750	—	—

Total liabilities	18,539,475	18,539,475	—	—

Net fair value	$14,663,523	$14,663,523	$—	$—

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2013

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures and Exchange-Cleared Swaps	$54,683,502	$54,683,502	$—	$—
Options purchased	160,438,693	160,438,693	—	—

Total assets	215,122,195	215,122,195	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$84,404,729	$84,404,729	$—	$—
Options premium received	37,237,413	37,237,413	—	—

Total liabilities	121,642,142	121,642,142	—	—

Net fair value	$93,480,053	$93,480,053	$—	$—

d.	Futures Contracts. The Master trades futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Options. The Master may purchase and write (sell) both exchange-listed and over-the-counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

f.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

g.	Income Taxes. Income taxes have not been provided as each Member is individually liable for the taxes, if any, on its share of the Master’s income and expenses.

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2013

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

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The Managing Member does not believe that there are any uncertain tax positions that require recognition of a tax liability.

h.	Subsequent Events. The Managing Member evaluates events that occur after the balance sheet date but before financial statements are issued. The Managing Member has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

i.	Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Master is currently evaluating the impact this pronouncement would have on the financial statements.

j.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

3.	Agreements:

a.	Limited Liability Company Agreement:

The Managing Member administers the business affairs of the Master, including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The Managing Member, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the Managing Member or CGM/MS&Co. and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement shall be borne by the Funds. The Management Agreement may be terminated upon notice by either party.

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2013

c.	Customer Agreement:

Prior to and during part of third quarter of 2013, the Master was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Master entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”). The Master has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, CGM provided services to the Master, including, among other things, the execution and clearing of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “CGM clearing fees”) were borne by the Master and allocated to the Members. All other fees including CGM’s brokerage commissions were borne by the Members. During the term of the CGM Customer Agreement, all of the Master’s assets were deposited in the Master’s account at CGM. The Master’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2012, the amount of cash held by the Master for margin requirements was $38,559,983.

Under the MS&Co. Customer Agreement, the Master pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) are borne by the Master and allocated to the Members. All other fees are borne by the Members. All of the Master’s assets are deposited in the Master’s account at MS&Co. The Master’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2013, the amount of cash held by the Master for margin requirements was $20,401,097. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

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

The Customer Agreements between the Master and CGM and the Master and MS&Co. each give the Master the legal right to net unrealized gains and losses on open futures and exchange-cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swap contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures and exchange-cleared swap contracts traded during the years ended December 31, 2013 and 2012 were 31,742 and 43,202, respectively. The monthly average number of option contracts traded during the years ended December 31, 2013 and 2012 were 43,969 and 72,140, respectively.

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2013

On January 1, 2013, the Partnership adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Master’s financial statements.

The following tables summarize the valuation of the Master’s investments as of December 31, 2013 and December 31, 2012, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Gross Amounts not Offset in the Statement of Financial Condition
December 31, 2013				Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$8,128,408	$(4,159,725)	$3,968,683	$—	$—	$3,968,683
Options purchased	25,074,590	—	25,074,590	(14,379,750)	—	10,694,840

Total Assets	33,202,998	(4,159,725)	29,043,273	(14,379,750)	—	14,663,523

Liabilities
Futures	$(4,159,725)	$4,159,725	$—	$—	$—	$—
Options premium received	(14,379,750)	—	(14,379,750)	14,379,750	—	—

Total Liabilities	(18,539,475)	4,159,725	(14,379,750)	14,379,750	—	—

Net fair value						$14,663,523

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Gross Amounts not Offset in the Statement of Financial Condition
December 31, 2012				Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$54,683,502	$(54,683,502)	$—	$—	$—	$—
Options purchased	160,438,693	—	160,438,693	(37,237,413)	—	123,201,280

Total Assets	215,122,195	$(54,683,502)	160,438,693	(37,237,413)	—	123,201,280

Liabilities
Futures	$(84,404,729)	$54,683,502	$(29,721,227)	$—	$—	$(29,721,227)
Options premium received	(37,237,413)	—	(37,237,413)	37,237,413	—	—

Total Liabilities	(121,642,142)	$54,683,502	(66,958,640)	37,237,413	—	(29,721,227)

Net fair value						$93,480,053

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2013

The following tables indicate the gross fair values of derivative instruments of futures and exchange-cleared swaps and option contracts as separate assets and liabilities as of December 31, 2013 and 2012.

	December 31, 2013
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$8,128,408

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$8,128,408

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(4,159,725)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(4,159,725)

Net unrealized appreciation on open futures and exchange-cleared swap contracts	$3,968,683	*

Assets
Options Purchased
Energy	$25,074,590

Total options purchased	$25,074,590	**

Liabilities
Options Premium Received
Energy	$(14,379,750)

Total options premium received	$(14,379,750	)***

*	This amount is included in “Net unrealized appreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

**	This amount is included in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

***	This amount is included in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2013

	December 31, 2012
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$54,683,502

Total unrealized appreciation on open futures and exchange-cleared swap contracts	54,683,502

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	(84,404,729)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	(84,404,729)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(29,721,227	)*

Assets
Options Purchased
Energy	$160,438,693

Total options purchased	$160,438,693	**

Liabilities
Options Premium Received
Energy	$(37,237,413)

Total options premium received	$(37,237,413	)***

*	This amount is included in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Statements of Financial Condition.

**	This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.

***	This amount is included in “Options premium received, at fair value” on the Statements of Financial Condition.

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2013

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2013, 2012 and 2011.

Sector	December 31, 2013 Gain (loss) from trading		December 31, 2012 Gain (loss) from trading		December 31, 2011 Gain (loss) from trading
Energy	$(67,230,734)		$12,879,355		$66,029,795
Grains	—		670,620		(37,175)
Indices	—		(836,720)		(836,767)
Lumber	—		163,753		490,074
Softs	—		(1,631,060)		(1,935,598)

Total	$(67,230,734	)****	$11,245,948	****	$63,710,329	****

****	This amount is included in “Total trading results” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become non-managing members on the first day of the month after their subscription is processed. A non-managing member may withdraw all or part of its capital contribution and undistributed profits, if any, from the Master in multiples of the net asset value per Unit as of the end of any month after a request for withdrawal has been made to the Managing Member at least three business days in advance. The Units are classified as a liability when the non-managing member elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Net realized and unrealized gains (losses)*	$(897.68)	$93.58	$637.48
Interest income	2.83	4.57	2.37
Expenses**	(5.49)	(2.39)	(5.44)

Increase (decrease) for the year	(900.34)	95.76	634.41
Distribution of interest income to feeder funds	(2.83)	(4.57)	(2.37)
Net asset value per unit, beginning of year	10,220.80	10,129.61	9,497.57

Net asset value per unit, end of year	$9,317.63	$10,220.80	$10,129.61

*	Includes clearing fees.

**	Excludes clearing fees.

Ratio to average net assets:
Net investment income (loss)***	(0.4)%	(0.4)%	(0.3)%

Operating expenses	0.5%	0.4%	0.3%

Total return	(8.8)%	0.9%	6.7%

***	Interest income less total expenses.

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2013

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and include certain option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master had credit risk and concentration risk, during the reporting period, as CGM and/or MS&Co. or their affiliates were the counter-parties or brokers with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM and/or MS&Co., the Master’s counterparty is an exchange or clearing organization. The Master continues to be subject to such risks.

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

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2013

The Managing Member monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the Managing Member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Master for the years ended December 31, 2013 and 2012 are summarized below:

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$3,197,149	$(22,996,177)	$5,305,839	$(55,321,508)

Net income (loss)	$3,113,617	$(23,070,885)	$5,185,057	$(55,410,851)

Increase (decrease) in net asset value per unit	$65.66	$(346.92)	$68.40	$(687.48)

	For the period from October 1, 2012 to December 31, 2012	For the period from July 1, 2012 to September 30, 2012	For the period from April 1, 2012 to June 30, 2012	For the period from January 1, 2012 to March 31, 2012
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$(21,191,709)	$59,329,811	$(28,602,396)	$(1,489,324)

Net income (loss)	$(21,215,549)	$59,308,416	$(28,676,714)	$(1,592,769)

Increase (decrease) in net asset value per unit	$(241.66)	$660.49	$(306.12)	$(16.95)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013 and, based on that evaluation, the President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Alper Daglioglu (President and Director), Alice Lonero (née Ng) (Chief Financial Officer), Jeremy Beal (Chairman of the Board of Directors), Colbert Narcisse (Director), Craig Abruzzo (Director), Harry Handler (Director) and Patrick T. Egan (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Alper Daglioglu, Alice Lonero (née Ng), Jeremy Beal and Patrick T. Egan serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Alper Daglioglu, age 37, has been a Director, and listed as a principal, of the General Partner since December 2010. He has served as President of the General Partner since August 2013, has been registered as an associated person of the General Partner since October 2013, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. He has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s

Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Alice Lonero (née Ng), age 31, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Ms. Lonero has served as Chief Financial Officer of the General Partner since September 2013 and has been listed as a principal of the General Partner since October 2013. Before joining Morgan Stanley Smith Barney LLC, Ms. Lonero was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Lonero was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Lonero earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Jeremy Beal, age 39, has been Chairman of the Board of Directors and listed as a principal of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 48, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Craig Abruzzo, age 45, has been a Director and a principal of the General Partner since March 2013 and is an associate member of NFA. Since October 2007, Mr. Abruzzo has been the U.S. Head of Listed Derivatives for MS&Co., a financial services firm, where his responsibilities include overseeing the institutional futures commission merchant business. Since May 2012, Mr. Abruzzo has also served as the Global Head of listed and over-the-counter derivative Clearing for MS&Co., where his responsibilities include oversight of the institutional over-the-counter swap clearing business. Mr. Abruzzo has been listed as a principal of MS&Co. since October 2010, and has been registered as an associated person of MS&Co. since July 2007 and as a swap associated person since November 2012. Mr. Abruzzo earned his Bachelor of Arts degree in Political Science and Economics in May 1990 from Drew University and his Juris Doctor degree in May 1994 from the New York University School of Law.

Harry Handler, age 55, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 44, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since September 2013, Mr. Egan has been Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since September 2013, Mr. Egan has also been registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan is responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures

Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by its General Partner, which receives compensation for its services, as set forth under “Item 1. Business. “ CGM and MS&Co., affiliates of the General Partner, were the commodity brokers for the Partnership during 2013 and received brokerage commissions and certain clearing fees for such services, as described under “Item 1. Business.” During the year ended December 31, 2013, CGM and/or MS&Co. earned $1,496,557 in brokerage commissions and clearing fees from the Partnership. The Advisor earned $1,590,431 in management fees for the year ended December 31, 2013. There were no profit share allocations earned by the Advisor for the year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2014, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2013:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	127.2827	1.6%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. CGM, Morgan Stanley Wealth Management and the General Partner would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) in the years ended December 31, 2013 and 2012 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2013	$51,700
2012	$50,000

(2) Audit-Related Fees. None

(3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedules K-1, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2013	$24,560
2012	$29,050

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2013 and 2012.

Statements of Income and Expenses for the years ended December 31, 2013, 2012 and 2011.

Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012 and 2011.

Notes to Financial Statements

(2)	Exhibits:

	3.1		Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated December 30, 1997 (filed as Exhibit 3.1 to the Partnership Form 10 filed on April 30, 1999 and incorporated herein by reference).

		(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

		(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

		(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

		(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

		(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

		(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

		(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1 to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

		(h)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

		(i)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(i) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

	3.2		Amended and Restated Limited Partnership Agreement, dated September 30, 2006 (filed as Exhibit 10.1 to the Form 10-Q filed on November 14, 2006 and incorporated herein by reference).

	10.1	(a)	Customer Agreement between the Partnership and Smith Barney Inc., dated February 12, 1998 (filed as Exhibit 10.B to the Partnership Form 10 filed on April 30, 1999 and incorporated herein by reference).

		(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 30, 2013 (filed as Exhibit 10.1(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

		(c)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective March 1, 2014 (filed herewith).

	10.2	(a)	Agency Agreement among the Partnership, Smith Barney Futures Management Inc. and Smith Barney Inc., dated February 12, 1998 (filed as Exhibit 10.2 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

		(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.2(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

		(c)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 1, 2014 (filed herewith).

10.3	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated February 9, 1998 (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.4	Advisory Agreement among the Partnership, the General Partner and AAA Capital Management Advisors, Ltd., dated April 3, 2006 (filed as Exhibit 33 to the Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

(a)	Letter from the General Partner extending Advisory Agreement with AAA Capital Management Advisory, Ltd. for 2013, dated June 1, 2013 (filed herewith).

16.1	Letter from KPMG LLP (filed as Exhibit 16.1 to the Form 8-K filed on July 1, 2008 and incorporated herein by reference).

16.2	Letter from Pricewaterhouse Coopers LLP (filed as Exhibit 16.1 to the Form 8-K filed on July 23, 2009 and incorporated herein by reference).

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
President & Director
Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Alper Daglioglu	/s/ Craig Abruzzo	/s/ Patrick T. Egan
Alper Daglioglu	Craig Abruzzo	Patrick T. Egan
President and Director	Director	Director
Ceres Managed Futures LLC Date: March 28, 2014	Ceres Managed Futures LLC Date: March 28, 2014	Ceres Managed Futures LLC Date: March 28, 2014

/s/ Alice Lonero	/s/ Colbert Narcisse	/s/ Jeremy Beal
Alice Lonero	Colbert Narcisse	Jeremy Beal
Chief Financial Officer	Director	Director
(Principal Accounting Officer) Ceres Managed Futures LLC Date: March 28, 2014	Ceres Managed Futures LLC Date: March 28, 2014	Ceres Managed Futures LLC Date: March 28, 2014

/s/ Harry Handler
Harry Handler
Director
Ceres Managed Futures LLC Date: March 28, 2014

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.