Form 10-Q
period 2014-06-30
AAA CAPITAL ENERGY FUND L.P.
filed 2014-08-13
CIK 1057051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes    No X

As of July 31, 2014, 6,345.8178 Limited Partnership Redeemable Units were outstanding.

AAA CAPITAL ENERGY FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

AAA Capital Energy Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30,	December 31,
	2014	2013
Assets:
Investment in Master, at fair value	$61,900,082	$77,596,081
Cash	100,026	96,603

Total assets	$62,000,108	$77,692,684

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$101,910	$89,795
Management fees	77,270	96,908
Other	82,230	76,263
Redemptions payable	3,442,970	4,442,435

Total liabilities	3,704,380	4,705,401

Partners’ Capital:
General Partner, 127.2827 unit equivalents outstanding at June 30, 2014 and December 31, 2013	1,127,838	1,157,397
Special Limited Partner, 118.5047 Redeemable Units outstanding at June 30, 2014 and December 31, 2013	1,050,057	1,077,577
Limited Partners, 6,333.2061 and 7,780.8641 Redeemable Units outstanding at June 30, 2014 and December 31, 2013, respectively	56,117,833	70,752,309

Total partners’ capital	58,295,728	72,987,283

Total liabilities and partners’ capital	$62,000,108	$77,692,684

Net asset value per unit	$8,860.89	$9,093.12

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Investment income:
Interest income allocated from Master	$2,007	$4,923	$6,299	$18,661

Expenses:
Expenses allocated from Master	41,077	168,746	80,480	374,223
Ongoing selling agent fees	102,230	455,390	184,022	1,022,893
Management fees	239,381	428,721	501,977	917,524
Other	45,109	47,647	86,681	81,251

Total expenses	427,797	1,100,504	853,160	2,395,891

Net investment income (loss)	(425,790)	(1,095,581)	(846,861)	(2,377,230)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	123,048	(3,028,681)	2,201,174	(8,500,933)
Change in net unrealized gains (losses) on open contracts allocated from Master	(742,965)	4,010,938	(3,007,150)	184,031

Total trading results allocated from Master	(619,917)	982,257	(805,976)	(8,316,902)

Net income (loss)	(1,045,707)	(113,324)	(1,652,837)	(10,694,132)
Redemptions—Limited Partners	(5,338,599)	(15,707,195)	(13,038,718)	(28,128,001)
Redemptions—General Partner	—	(303,697)	—	(303,697)

Net increase (decrease) in Partners’ Capital	(6,384,306)	(16,124,216)	(14,691,555)	(39,125,830)
Partners’ Capital, beginning of period	64,680,034	119,488,435	72,987,283	142,490,049

Partners’ Capital, end of period	$58,295,728	$103,364,219	$58,295,728	$103,364,219

Net asset value per unit (6,578.9935 and 10,891.2965 units outstanding at June 30, 2014 and 2013, respectively)	$8,860.89	$9,490.53	$8,860.89	$9,490.53

Net income (loss) per unit*	$(153.67)	$(9.04)	$(232.23)	$(780.78)

Weighted average units outstanding	7,064.2632	12,032.3498	7,396.9313	12,784.5332

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of June 30, 2014, all trading decisions for the Partnership are made by AAA Capital Management Advisors, Ltd. (the “Advisor”).

On September 1, 2001, the Partnership allocated substantially all of its capital to the Master, a New York limited liability company. The Partnership purchased 128,539.1485 units of the Master with a fair value of $128,539,149 (including unrealized appreciation of $7,323,329). The Master permits commodity pools managed now or in the future by the Advisor using the Energy Program—Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle. In addition, the Advisor is a special limited partner of the Partnership (in its capacity as special limited partner, the “Special Limited Partner”). The General Partner is also the managing member of the Master (in such capacity, the “Managing Member”). The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. During the six months ended June 30, 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods covered in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. The Master may trade commodity futures and option contracts of any kind, but trades solely energy, energy-related products, grains, indices, lumber and softs. In addition, the Master may enter into swap contracts. The commodity interests that are traded by the Partnership through its investment in the Master are volatile and involve a high degree of market risk.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2014.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

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

The Partnership, through its investment in the Master, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported separately on the Statements of Income and Expenses and Changes in Partners’ Capital as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage commissions.

At June 30, 2014, the Partnership owned approximately 15.9% of the Master. At December 31, 2013, the Partnership owned approximately 16.8% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, swap and option contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. During the six months ended June 30, 2014, the Master engaged in such trading through a commodity brokerage account maintained with MS&Co. During prior periods covered in this report, the Master engaged in such trading through commodity brokerage accounts maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2014 and December 31, 2013 and Statements of Income and Expenses and Changes in Members’ Capital for the three and six months ended June 30, 2014 and 2013 are presented below:

AAA Master Fund LLC

Statements of Financial Condition

	(Unaudited) June 30,	December 31,
	2014	2013
Assets:
Equity in trading account:
Cash	$373,992,346	$427,829,581
Cash margin	12,390,555	20,401,097
Net unrealized appreciation on open futures and exchange-cleared swap contracts	—	3,968,683
Options purchased, at fair value (cost $41,621,597 and $49,583,260, respectively)	28,904,360	25,074,590
Receivable from Orion	—	34,249

Total assets	$415,287,261	$477,308,200

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$20,800,620	$—
Options premium received, at fair value (premium $20,201,995 and $35,897,312, respectively)	4,028,086	14,379,750
Accrued expenses:
Clearing fees due to MS&Co.	9,443	3,782
Professional fees	317,148	179,064

Total liabilities	25,155,297	14,562,596

Members’ Capital:
Members’ Capital, 42,476.5618 and 49,663.4600 units outstanding at June 30, 2014 and December 31, 2013, respectively	390,131,964	462,745,604

Total liabilities and members’ capital	$415,287,261	477,308,200

Net asset value per unit	$9,184.64	$9,317.63

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

AAA Master Fund LLC

Condensed Schedule of Investments

June 30, 2014

(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures and Exchange-Cleared Swap Contracts Purchased
Energy	1,315	$6,085,030	1.56%

Total futures and exchange-cleared swap contracts purchased		6,085,030	1.56

Futures and Exchange-Cleared Swap Contracts Sold
Energy
NYMEX LT Crude Oil Aug 14 - Dec 16	3,222	(24,526,249)	(6.29)
Other	1,529	(2,359,401)	(0.60)

Total futures and exchange-cleared swap contracts sold		(26,885,650)	(6.89)

Net unrealized depreciation on open futures and exchange-cleared swap contracts		(20,800,620)	(5.33)

Options Purchased
Call
Energy
NYMEX LT Crude Oil Dec 14	2,945	30,895,280	7.92
Other	1,906	195,170	0.05

Call options purchased		31,090,450	7.97

Put
Energy	6,557	(2,186,090)	(0.56)

Put options purchased		(2,186,090)	(0.56)

Total options purchased		28,904,360	7.41

Options Premium Received
Call
Energy	1,493	(1,090,293)	(0.28)

Call options premium received		(1,090,293)	(0.28)

Put
Energy	7,806	(2,937,793)	(0.76)

Put options premium received		(2,937,793)	(0.76)

Total options premium received		(4,028,086)	(1.04)

Net fair value		$4,075,654	1.04%

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

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

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

AAA Master Fund LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Investment income:
Interest income	$14,172	$34,266	$43,309	$125,430

Expenses:
Clearing fees	136,867	922,068	262,652	2,040,592
Professional fees	119,513	120,782	230,997	210,125

Total expenses	256,380	1,042,850	493,649	2,250,717

Net investment income (loss)	(242,208)	(1,008,584)	(450,340)	(2,125,287)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	547,562	(18,681,459)	13,065,211	(50,416,448)
Change in net unrealized gains (losses) on open contracts	(4,703,525)	24,875,100	(18,321,523)	2,315,941

Total trading results	(4,155,963)	6,193,641	(5,256,312)	(48,100,507)

Net income (loss)	(4,398,171)	5,185,057	(5,706,652)	(50,225,794)
Subscriptions	10,510,419	9,473,871	19,010,266	32,831,819
Redemptions	(25,129,597)	(78,520,824)	(85,873,945)	(136,170,518)
Distribution of interest income to feeder funds	(14,172)	(34,266)	(43,309)	(125,430)

Net increase (decrease) in Members’ Capital	(19,031,521)	(63,896,162)	(72,613,640)	(153,689,923)
Members’ Capital, beginning of period	409,163,485	752,964,392	462,745,604	842,758,153

Members’ Capital, end of period	$390,131,964	$689,068,230	$390,131,964	$689,068,230

Net asset value per unit (42,476.5618 and 71,776.9756 units outstanding in June 30, 2014 and 2013, respectively)	$9,184.64	$9,600.13	$9,184.64	$9,600.13

Net income (loss) per unit*	$(102.66)	$68.40	$(132.01)	$(619.08)

Weighted average units outstanding	43,613.4523	76,990.8136	45,559.6947	79,462.4536

*	Based on change in net asset value per unit before distribution of interest income to feeder funds.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses) *	$(110.98)	$31.78	$(148.33)	$(701.26)
Interest income allocated from Master	0.28	0.41	0.84	1.42
Expenses **	(42.97)	(41.23)	(84.74)	(80.94)

Increase (decrease) for the period	(153.67)	(9.04)	(232.23)	(780.78)
Net asset value per unit, beginning of period	9,014.56	9,499.57	9,093.12	10,271.31

Net asset value per unit, end of period	$8,860.89	$9,490.53	$8,860.89	$9,490.53

*	Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the three months ended June 30, 2014 and 2013, and for the six months ended June 30, 2014 and 2013, were $(93.35), $81.57, $(117.39) and $(595.74), respectively.

**	Excludes ongoing selling agent fees and clearing fees, and includes allocation to Special Limited Partner in the three and six months ended June 30, 2014 and 2013, if any. Total expenses including ongoing selling agent fees and clearing fees for the three months ended June 30, 2014 and 2013, and for the six months ended June 30, 2014 and 2013, were $(60.60), $(91.02), $(115.68) and $(186.46), respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Ratios to average net assets:***
Net investment income (loss)	(2.7)%	(3.9)%	(2.6)%	(4.0)%
Allocation to Special Limited Partner	—%	—%	—%	—

Net investment income (loss) before allocation to Special Limited Partner****	(2.7)%	(3.9)%	(2.6)%	(4.0)%

Operating expenses	2.7%	4.0%	2.6%	4.0%
Allocation to Special Limited Partner	—%	—%	—%	—

Total expenses and allocation to Special Limited Partner	2.7%	4.0%	2.6%	4.0%

Total return:
Total return before allocation to Special Limited Partner	(1.7)%	(0.1)%	(2.6)%	(7.6)%
Allocation to Special Limited Partner	—%	—%	—%	—

Total return after allocation to Special Limited Partner	(1.7)%	(0.1)%	(2.6)%	(7.6)%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using each limited partner’s share of income, expenses and average net assets.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses)*	$(100.19)	$69.57	$(127.72)	$(617.92)
Interest income	0.33	0.45	0.98	1.59
Expenses **	(2.80)	(1.62)	(5.27)	(2.75)

Increase (decrease) for the period	(102.66)	68.40	(132.01)	(619.08)
Distribution of interest income to feeder funds	(0.33)	(0.45)	(0.98)	(1.59)
Net asset value per unit, beginning of period	9,287.63	9,532.18	9,317.63	10,220.80

Net asset value per unit, end of period	$9,184.64	$9,600.13	$9,184.64	$9,600.13

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Ratios to average net assets:***
Net investment income (loss)****	(0.2)%	(0.6)%	(0.2)%	(0.6)%

Operating expenses	0.3%	0.6%	0.2%	0.6%

Total return	(1.1)%	0.7%	(1.4)%	(6.1)%

***	Annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the non-managing member class using each non-managing member’s share of income, expenses and average net assets.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

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

Trading and transaction fees are based on the number of trades executed by the Advisor and the Partnership’s ownership of the Master.

All trading, exchange, clearing, user, give-up and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master and allocated to its members, including the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures and exchange-cleared swap contracts traded during the three months ended June 30, 2014 and 2013 were 7,952 and 45,323, respectively. The monthly average number of futures and exchange-cleared swap contracts traded during the six months ended June 30, 2014 and 2013 were 8,691 and 46,021, respectively. The monthly average number of option contracts traded during the three months ended June 30, 2014 and 2013 were 13,574 and 58,260, respectively. The monthly average number of option contracts traded during the six months ended June 30, 2014 and 2013 were 12,996 and 57,321, respectively.

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

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The following tables summarize the valuation of the Master’s investments as of June 30, 2014 and December 31, 2013, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Gross Amounts not Offset in the Statement of Financial Condition
June 30, 2014				Financial Instruments	Cash Collateral Received	Net Amount

Assets
Futures	$8,445,429	$(8,445,429)	$—	$—	$—	$—
Options purchased	28,904,360	—	28,904,360	(4,028,086)	—	24,876,274

Total assets	37,349,789	(8,445,429)	28,904,360	(4,028,086)	—	24,876,274

Liabilities
Futures	$(29,246,049)	$8,445,429	$(20,800,620)	$—	$—	$(20,800,620)
Options premium received	(4,028,086)	—	(4,028,086)	4,028,086	—	—

Total liabilities	(33,274,135)	8,445,429	(24,828,706)	4,028,086	—	(20,800,620)

Net fair value						$4,075,654

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Gross Amounts not Offset in the Statement of Financial Condition
December 31, 2013				Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$8,128,408	$(4,159,725)	$3,968,683	$—	$—	$3,968,683
Options purchased	25,074,590	—	25,074,590	(14,379,750)	—	10,694,840

Total assets	33,202,998	(4,159,725)	29,043,273	(14,379,750)	—	14,663,523

Liabilities
Futures	$(4,159,725)	$4,159,725	$—	$—	$—	$—
Options premium received	(14,379,750)	—	(14,379,750)	14,379,750	—	—

Total liabilities	(18,539,475)	4,159,725	(14,379,750)	14,379,750	—	—

Net fair value						$14,663,523

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and exchange-cleared swap and option contracts as separate assets and liabilities as of June 30, 2014 and December 31, 2013.

	June 30, 2014
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$8,445,429

Total unrealized appreciation on open futures and exchange-cleared swap contracts	8,445,429

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	(29,246,049)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	(29,246,049)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(20,800,620	)*

Assets
Options Purchased
Energy	$28,904,360

Total options purchased	$28,904,360	**

Liabilities
Options Premium Received
Energy	$(4,028,086)

Total options premium received	$(4,028,086	)***

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2014 and 2013.

Sector	Three Months Ended June 30, 2014 Gain (loss) from trading		Three Months Ended June 30, 2013 Gain (loss) from trading		Six Months Ended June 30, 2014 Gain (loss) from trading		Six Months Ended June 30, 2013 Gain (loss) from trading
Energy	$(4,155,963)		$6,193,641		$(5,256,312)		$(48,100,507)

Total	$(4,155,963	)****	$6,193,641	****	$(5,256,312	)****	$(48,100,507	)****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Members’ Capital.

4.    Fair Value Measurements:

Partnership’s Investments. The Partnership values its investment in the Master at the net asset value per unit as calculated by the Master. The Master values its investments as described in Note 2 of the Master’s notes to the annual financial statements as of December 31, 2013.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

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

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$61,900,082	$—	$61,900,082	$—

Net fair value	$61,900,082	$—	$61,900,082	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$77,596,081	$—	$77,596,081	$—

Net fair value	$77,596,081	$—	$77,596,081	$—

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

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

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The Master considers prices for exchange-traded commodity futures, option contracts and swaps to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2014 and December 31, 2013, the Master did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Futures and Exchange-Cleared Swaps	$8,445,429	$8,445,429	$—	$—
Options purchased	28,904,360	28,904,360	—	—

Total assets	37,349,789	37,349,789	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$29,246,049	$29,246,049	$—	$—
Options premium received	4,028,086	4,028,086	—	—

Total liabilities	33,274,135	33,274,135	—	—

Net fair value	$4,075,654	$4,075,654	$—	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Futures and Exchange-Cleared Swaps	$8,128,408	$8,128,408	$—	$—
Options purchased	25,074,590	25,074,590	—	—

Total assets	33,202,998	33,202,998	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$4,159,725	$4,159,725	$—	$—
Options premium received	14,379,750	14,379,750	—	—

Total liabilities	18,539,475	18,539,475	—	—

Net fair value	$14,663,523	$14,663,523	$—	$—

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period and prior periods included in this report, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM or MS&Co. or their affiliates the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continues to be subject to such risks.

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

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

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

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The Master considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non–exchange-traded swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2014 and December 31, 2013, the Master did not hold any derivative instruments for which market quotations are not readily available, and are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

Ongoing Selling Agent Fees. Ongoing selling agent fees to open and close futures and exchange-traded swap contracts were expensed at the time the positions were opened. Ongoing selling agent fees on option contracts are expensed at the time the positions were established and when the option contracts were closed.

Investment Company Status. Effective January 1, 2014, the Partnership adopted ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental characteristics of an investment company. Although, the Partnership does not possess all of the typical characteristics of an investment company, its activities are consistent with those of an investment company.

AAA Capital Energy Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash, cash margin, net unrealized appreciation on open futures and exchange-cleared swap contracts and options purchased at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Master and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2014, Partnership capital decreased 20.1% from $72,987,283 to $58,295,728. This decrease was attributable to redemptions of 1,447.6580 Redeemable Units resulting in an outflow of $13,038,718, coupled with the net loss of $1,652,837. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2014, the Master’s capital decreased 15.7% from $462,745,604 to $390,131,964. This decrease was attributable to the redemptions of 9,200.1504 units totaling $85,873,945 and distribution of interest income to feeder funds totaling $43,309, coupled with the net loss of $5,706,652, which was partially offset by the subscriptions of 2,013.2522 units totaling $19,010,266. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2014, the net asset value per unit decreased 1.7% from $9,014.56 to $8,860.89 as compared to a decrease of 0.1% in the same period of 2013. The Partnership, for its own account, through its investment in the Master experienced a net trading loss before fees and expenses in the second quarter of 2014 of $619,917. Losses were primarily attributable to the Master’s trading of commodity futures in Brent Crude Oil and NYMEX Gasoline and were partially offset by gains in NYMEX Crude Oil, NYMEX Heating Oil and NYMEX Natural Gas. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2013 of $982,257. Gains were primarily attributable to the Master’s trading of commodity futures in IPE Gas Oil, and NYMEX Natural Gas and were partially offset by losses in IPE Brent Crude Oil, NYMEX Heating Oil, NYMEX Crude Oil and NYMEX Gasoline.

The most significant losses were incurred during May from short positions in Brent crude oil futures as prices advanced amid speculation geopolitical turmoil in Eastern Europe would diminish supplies from Russia. Additional losses were recorded during May from long positions in natural gas futures as prices declined during the first half of the month as U.S. stockpiles increased more than previously predicted. Losses were also recorded during June from short positions in Brent crude oil futures as prices rose after uprisings in Iraq and Libya threatened to curtail exports from the Middle East. These losses were partially offset by gains recorded during May from short positions in RBOB gasoline futures as prices declined on increased production from U.S. refineries. Additional gains were achieved during June from long positions in heating oil futures as prices advanced as the energy markets reacted to increased hostilities in Ukraine and the Middle East.

During the six months ended June 30, 2014, the net asset value per unit decreased 2.6% from $9,093.12 to $8,860.89 as compared to a decrease of 7.6% in the same period of 2013. The Partnership, for its own account, through its investment in the Master experienced a net trading loss before brokerage commissions and related fees in the six months ended June 30, 2014 of $805,976. Losses were primarily attributable to the Master’s trading of commodity futures in IPE Brent Crude Oil and were partially offset by gains in NYMEX Crude Oil, NYMEX Gasoline, NYMEX Heating Oil and NYMEX Natural Gas. The Partnership, for its own account, through its investment in the Master experienced a net trading loss before brokerage commissions and related fees in the six months ended June 30, 2013 of $8,316,902. Losses were primarily attributable to the Master’s trading of commodity futures in IPE Brent Crude Oil, NYMEX Crude Oil, NYMEX Gasoline, NYMEX Energy Swaps and IPE Gas Oil, and were partially offset by gains in NYMEX Heating Oil and NYMEX Natural Gas.

The most significant losses were recorded during May from short positions in Brent crude oil futures as prices moved higher as tensions between Ukraine and Russia increased speculation of potential sanctions against Russia. Additional losses were incurred during June from short positions in Brent crude oil futures as prices rose after uprisings in Iraq and Libya threatened to curtail exports from the Middle East. A portion of the Partnership’s losses during the first six months of the year was offset by gains achieved during April from long positions in natural gas futures as prices advanced as reports indicated U.S. storage levels were far lower than previously forecast. During February, gains were recorded from long natural gas positions as prices rallied early in the month after cold weather in the U.S. increased demand for heating homes and businesses. Additional gains during February were recorded from long positions in heating oil futures as prices advanced on increased demand in the U.S. due to persistent, prolonged cold weather throughout much of the country. Long positions in gasoline futures also recorded gains during February as prices moved higher after Energy Information Administration data indicated crude stockpiles declined during January.

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

Ongoing selling agent fees/brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees/brokerage commissions for the three and six months ended June 30, 2014 decreased by $353,160 and $838,871, respectively, as compared to the corresponding periods in 2013. This decrease is primarily due to a decrease in the number of trades during the three and six months ended June 30, 2014 as compared to the corresponding periods in 2013.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income allocated from the Master for the three and six months ended June 30, 2014 decreased by $2,916 and $12,362, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower average daily equity and lower U.S. Treasury bill rates for the Partnership during the three and six months ended June 30, 2014 as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s account) and upon interest rates over which the Partnership, the Master and MS&Co. have no control.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2014 decreased by $189,340 and $415,547, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and six months ended June 30, 2014 and 2013. The Special Limited Partner will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2014 and December 31, 2013, and the highest, lowest and average value during the three months ended June 30, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of June 30, 2014, the Master’s total capitalization was $390,131,964 and the Partnership owned approximately 15.9% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2014 was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$37,928,936	9.72%	$37,928,936	$24,028,358	$32,991,673

Total	$37,928,936	9.72%

*	Average monthly Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against MS&Co. with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”), styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime residential mortgage-backed security transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 — April 30, 2014	124.8910	$9,255.75	N/A	N/A
May 1, 2014 — May 31, 2014	82.6220	$8,952.45	N/A	N/A
June 1, 2014 — June 30, 2014	388.5580	$8,860.89	N/A	N/A
	596.0710	$8,956.31	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information

Effective October 1, 2014, the monthly ongoing selling agent fee will be reduced from $18.00 each for round turn futures transactions and swaps to $15.00 each for round turn futures transactions and swaps, and from $9.00 each per side for options transactions to $7.50 each per side for options transactions. As of the same date, the Partnership will begin paying an administrative fee at an annual rate of 0.25%. The October 1, 2014 fee changes are not expected to have a materially adverse effect on the fees payable by the Partnership.

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

3.2(a) — Amended and Restated Limited Partnership Agreement, dated September 30, 2006 (filed as Exhibit 10.1 to the quarterly report on Form 10-Q filed on November 14, 2006 and incorporated herein by reference).

     (b) — Amendment to the Amended and Restated Limited Partnership Agreement, effective October 1, 2014 (filed herewith).

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

(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 30, 2013 (filed as Exhibit 10.2(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(c)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 1, 2014 (filed as Exhibit 10.2(c) to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

(d)	Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed herewith).

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
(General Partner)

By: /s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: August 13, 2014

By: /s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date: August 13, 2014