Form 10-K
period 2014-12-31
MANAGED FUTURES PREMIER ENERGY FUND L.P.
filed 2015-03-30
CIK 1057051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-25921

Managed Futures Premier Energy Fund L.P.

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

Yes ☐ No ☑

Limited Partnership Redeemable Units with an aggregate value of $57,167,890 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2015, 4,129.2491 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1.  Business.

(a) General Development of Business. Managed Futures Premier Energy Fund L.P. (formerly, AAA Capital Energy Fund L.P.) (the “Partnership”) is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests generally including commodity options and commodity futures contracts on U.S. exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind. In addition, the Partnership may enter into swap contracts on energy-related products. During the reporting period, the Partnership engaged in such trading through its investment in AAA Master Fund LLC (the “Master”). The commodity interests that were traded by the Partnership, through its investment in the Master, were volatile and involved a high degree of market risk.

During the initial offering period (February 12, 1998 through March 15, 1998) the Partnership sold 49,538 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on March 16, 1998. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. The Partnership no longer offers Redeemable Units for sale. During 2008, the Special Limited Partner (defined herein) donated Redeemable Units to the Limited Partners. Redemptions of Redeemable Units, Special Limited Partner Unit equivalents and General Partner redemptions for the years ended December 31, 2014, 2013 and 2012 are reported in the Statements of Changes in Partners’ Capital on page 29 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2014, all trading decisions for the Partnership were made by AAA Capital Management Advisors, Ltd. (“AAA” or the “Advisor”). Effective January 6, 2015, all trading decisions for the Partnership will be made by Pan Capital Management, LP (“Pan”), as Pan replaced AAA as the Partnership’s sole trading advisor. References to the “Advisor” herein refer to AAA and/or Pan, as applicable. For the period January 1, 2015 to January 31, 2015, the Partnership did not trade and no fees or expenses were charged to the Partnership, including the monthly ongoing selling agent fee.

On September 1, 2001, the Partnership allocated substantially all of its capital to the Master, a New York limited liability company. The Partnership purchased 128,539.1485 units of the Master with a fair value of $128,539,149 (including unrealized appreciation of $7,323,329). The Master permitted commodity pools managed by AAA using the Energy Program — Futures and Swaps, AAA’s proprietary, discretionary trading program, to invest together in one trading vehicle. Effective December 31, 2014, the Partnership redeemed its entire investment in the Master for cash equal to $51,106,431. A description of the trading activities and focus of the Advisor is included on page 17 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, AAA was a special limited partner of the Partnership. Effective December 31, 2014, AAA fully redeemed from the Partnership. Individual and pooled accounts managed by AAA, including the Partnership, were permitted to be non-managing members of the Master. The General Partner acted as the managing member of the Master (in such capacity, the “Managing Member”). The General Partner and AAA believed that trading through this master/feeder structure promoted efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master were approximately the same and redemption rights were not affected. The Master was permitted to trade commodity futures and options contracts of any kind, but traded solely energy, energy-related products, grains, indices, lumber and softs. In addition, the Master may have entered into swap contracts. The commodity interests that were traded by the Master were volatile and involved a high degree of market risk.

During the year ended December 31, 2014, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets (“CGM”) also served as a commodity broker.

Effective January 1, 2015, the Partnership changed its name from AAA Capital Energy Fund L.P. to Managed Futures Premier Energy Fund L.P. Effective February 1, 2015, the Partnership allocated $36,959,903 to Pan. As of that date, Pan commenced trading the Partnership’s assets directly in a managed account in the Partnership’s name. Pan trades the Partnership’s assets pursuant to its Energy Trading Program, a proprietary, discretionary trading program.

For the period January 1, 2014 through December 31, 2014, the approximate average market sector allocation for the Partnership was 100% energy.

As of December 31, 2014, prior to its full redemption from the Master, and December 31, 2013, the Partnership owned approximately 33.0% and 16.8%, respectively, of the Master. The performance of the Partnership was directly affected by the performance of the Master.

The Master’s trading of futures, swap and option contracts, if applicable, on commodities was done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the reporting period, the Master engaged in such trading through a commodity brokerage account maintained with MS&Co. During prior periods covered in this report, CGM also served as a commodity broker.

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

Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors. Effective October 1, 2014, the Partnership commenced paying the General Partner a monthly administrative fee in return for its services equal to 1/12 of 0.25% (0.25% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for purposes of calculating administrative fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s profit share allocation accrual, the monthly management fee, the administrative fee and any redemptions or distributions as of the end of such month.

The General Partner entered into a management agreement (the “AAA Management Agreement”) with AAA, who made all commodity trading decisions for the Partnership prior to the Partnership’s full redemption from the Master effective December 31, 2014. Pursuant to the terms of the AAA Management Agreement, the Partnership paid AAA a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to the Advisor. Prior to January 1, 2013, the Advisor received a monthly management fee equal to 1/6 of 1% (2.0% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s profit share allocation accrual, the monthly management fee, the administrative fee and any redemption or distributions as of the end of such month.

Effective December 31, 2014, the AAA Management Agreement was terminated. Effective January 6, 2015, the General Partner and the Partnership entered into a management agreement (the “Pan Management Agreement”) with Pan, a registered commodity trading advisor, who will make all commodity trading decisions for the Partnership. Pursuant to the terms of the Pan Management Agreement, the Partnership pays Pan a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of adjusted month-end Net Assets allocated to Pan. Month-end Net Assets, for purposes of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s profit share allocation accrual, the monthly management fee, the administrative fee, and any redemptions or distributions as of the end of such month. The Pan Management Agreement continues in effect until December 31, 2015 and, if not terminated on such date, will automatically renew for additional one-year periods until otherwise terminated. References to the “Management Agreement” herein refer to the AAA Management Agreement and/or the Pan Management Agreement, as applicable.

The Advisor is not, and has not been, responsible for the organization or operation of the Partnership.

In addition, Pan is, and, prior to its full redemption from the Partnership effective December 31, 2014, AAA was, a special limited partner of the Partnership (in such capacity, a “Special Limited Partner”). As a Special Limited Partner, Pan receives, and AAA received, a quarterly profit share allocation to its capital account in the Partnership in the form of units of the Partnership, the value of which shall be equal to 20% of New Trading Profits, as defined in the Pan Management Agreement and the AAA Management Agreement, if any, earned on behalf of the Partnership during each calendar quarter and issued as Special Limited Partnership units. New Trading Profits earned by Pan will not be reduced by cumulative net realized trading profits incurred by AAA.

Effective January 1, 2015, the Partnership entered into a new selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership ceased paying an ongoing selling agent fee calculated by reference to the number of trades executed each month and, instead, began to pay an ongoing selling agent fee based on a percentage of the Partnership’s assets. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of month-end Net Assets. Month-end Net Assets, for purposes of calculating ongoing selling agent fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, profit share allocation accrued, the administrative fee, other expenses and any redemptions or distributions as of the end of such month. The ongoing selling agent fee is no longer inclusive of floor brokerage.

Effective March 1, 2014, the Partnership entered into a new Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the MS&Co. Customer Agreement, the Partnership pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (the “MS&Co. clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. All of the Partnership’s assets not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. pays the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

    Effective that same date, the Partnership entered into a new selling agreement with Morgan Stanley Wealth Management (the “Second MSWM Selling Agreement”). Pursuant to the Second MSWM Selling Agreement, Morgan Stanley Wealth Management received a monthly ongoing selling agent fee. Prior to October 1, 2014, the amount of the ongoing selling agent fee was calculated by multiplying the Partnership’s round turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side. Effective October 1, 2014, the ongoing selling agent fee was reduced to $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions. The ongoing selling agent fee amount was reduced by applicable floor brokerage. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to financial advisers who have sold Redeemable Units in the Partnership. The Partnership has terminated the Second MSWM Selling Agreement.

During the fourth quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “Prior MS&Co. Customer Agreement”) and a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “First MSWM Selling Agreement”). Under the Prior MS&Co. Customer Agreement, the Partnership paid MS&Co. a monthly brokerage commission equal to $18.00 per round-turn on futures transactions, an equivalent amount for swaps and $9.00 per side on options transactions. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership also paid MS&Co. clearing fees through its investment in the Master. MS&Co. clearing fees were also allocated to the Partnership based on its proportionate share of the Master. During the term of the Prior MS&Co. Agreement, all of the Partnership’s assets not held in the Master’s accounts at MS&Co. were deposited in the Partnership’s account at MS&Co. The Partnership’s cash was also deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. also agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Partnership has terminated the Prior MS&Co. Customer Agreement and the First MSWM Selling Agreement.

Prior to and during part of the fourth quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage commission equal to $18.00 per round-turn on futures transactions, an equivalent amount for swaps and $9.00 per side on options transactions. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership paid exchange, service, clearing, user, give-up and NFA fees (collectively the “CGM clearing fees” and together with the MS&Co. clearing fees, the “clearing fees”) through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by CFTC regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The Partnership has terminated the CGM Customer Agreement.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 are set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2014 was $41,319,983.

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

An investor’s ability to redeem or transfer Redeemable Units is limited.

An investor’s ability to redeem units is limited and no market exists for the Redeemable Units.

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

Regulatory changes could restrict the Partnership’s operations and increase its operational costs.

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. In addition, the prudential regulators that oversee many swap dealers have also proposed rules regarding capital requirements for such swap dealers and margin requirements for derivatives. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single day. The Advisor believes that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of an advisor, however, may have to be modified, and positions held by the Partnership may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisor’s trading for the Partnership.

Item 2.  Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by Morgan Stanley and/or one of its subsidiaries.

Item 3.  Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission (the “SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. While MS&Co. and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that MS&Co. and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that MS&Co. made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes MS&Co.’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. MS&Co. does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by MS&Co. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay the IL AG approximately $88 million. MS&Co. does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. The NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. does not agree with the NYAG’s allegations and has presented defenses to them to the NYAG.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended, and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act, as amended, and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Other Litigation.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial was scheduled to begin in January 2015. MS&Co. was not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. On October 15, 2014, these motions were denied. On December 29, 2014 and January 13, 2015, the defendants in the bellwether trial informed the court that they had reached a settlement in principle with plaintiff. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $283 million, and the certificates had incurred actual losses of approximately $7 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of NY. The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan

Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. Trial is currently scheduled to begin in July 2015. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $110 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $110 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $605 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $605 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $65 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $65 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $72 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $72 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss the case. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On October 13, 2014, MS&Co. filed its answer to the complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $294 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $294 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to the plaintiff was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $208 million, and the certificates had incurred actual losses of $27 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $208 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 4.  Mine Safety Disclosures.    Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2015 was 194.

(c)	Dividends. The Partnership did not declare any distributions in 2014 and 2013. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Redeemable Units for the twelve months ended December 31, 2014, 2013 and 2012.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 — October 31, 2014	166.3260	$8,445.84	N/A	N/A
November 1, 2014 — November 30, 2014	143.0960	$8,639.37	N/A	N/A
December 1, 2014 — December 31, 2014	972.6280	$8,761.45	N/A	N/A
	1,282.0500	$8,706.88	N/A	N/A

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6.  Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 and total assets at December 31, 2014, 2013, 2012, 2011 and 2010 were as follows:

	2014	2013	2012	2011	2010
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and ongoing selling agent fees (including clearing fees) of $636,056, $1,496,557, $2,173,527, $2,143,088 and $3,312,893, respectively.	$(1,400,542)	$(13,367,629)	$(1,044,622)	$10,696,924	$(15,279,173)
Interest income allocated from Master	9,187	29,198	66,715	50,151	166,148

	$(1,391,355)	$(13,338,431)	$(977,907)	$10,747,075	$(15,113,025)

Net income (loss) before allocation to Special Limited Partner	$(2,432,709)	$(15,048,378)	$(4,471,030)	$6,474,255	$(20,473,281)

Allocation to Special Limited Partner	—	—	—	—	—

Net income (loss) after allocation to Special Limited Partner	$(2,432,709)	$(15,048,378)	$(4,471,030)	$6,474,255	$(20,473,281)

Increase (decrease) in net asset value per unit	$(331.67)	$(1,178.19)	$(252.83)	$352.08	$(824.28)

Net asset value per unit	$8,761.45	$9,093.12	$10,271.31	$10,524.14	$10,172.06

Total assets	$51,198,562	$77,692,684	$145,928,434	$194,736,812	$241,527,323

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, including through its investment in the Master prior to its full redemption effective December 31, 2014, seeks to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests, including commodity futures and commodity option contracts traded on United States exchanges and certain foreign exchanges and swaps. The Partnership, through its investment in the Master, intended to trade only energy and energy-related products, grains, indices, lumber and softs, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products) traded on the Chicago Mercantile Exchange, but was authorized to trade commodity futures, swaps and options contracts of any kind. The Partnership had invested substantially all of its capital in the Master. The Advisor was authorized to trade forward contracts on behalf of the Partnership and the Master but did not do so (certain swaps that the Advisor traded were, however, the substantial economic equivalent of forward contracts).

The General Partner manages all business of the Partnership, and the Managing Member managed all business of the Master prior to the Partnership’s full redemption from the Master effective December 31, 2014. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership had invested these assets in the Master prior to its full redemption from the Master effective December 31, 2014. The General Partner engages a team of approximately 35 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership and/or Master, as applicable, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Responsibilities of the General Partner/Managing Member include or included, as applicable,:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner provides, and the Managing Member provided, the administrative and compliance services that are required by law or regulation from time to time in connection with operation of the Partnership/Master. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with redemptions and limited partner communications; and preparation of offering documents and sales literature.

While the Partnership has and the Master had the right to seek lower commission rates and fees from other commodity brokers at any time, the General Partner/Managing Member believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable, and competitive.

AAA Capital Management Advisors, Ltd.

From inception to December 31, 2014, the Partnership’s and the Master’s sole trading advisor was AAA. The Partnership’s assets allocated to AAA for trading were not invested in commodity interests directly, prior to its full redemption effective December 31, 2014. AAA’s allocation of the Partnership’s assets was invested in the Master. AAA traded the Master’s, and thereby the Partnership’s, assets in accordance with its Energy Program — Futures and Swaps.

The Master traded energy futures contracts and options on energy futures contracts on domestic and international exchanges, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products) traded on the Chicago Mercantile Exchange. The Master also engaged in swap transactions involving crude oil and other energy-related products. References herein to energy and energy-related products include all of the foregoing.

AAA generally based its trading decisions on “fundamental” factors, namely supply and demand for a particular group or type of commodity. AAA attempted to buy undervalued commodities and sell overvalued commodities, often but not always simultaneously. AAA used options to attempt either to reduce or define risks.

AAA was aware of price trends but did not trade upon trends. AAA often took profits in positions with specific trends even though that trend may still have been intact or perhaps even strong. AAA occasionally established positions that were countertrend.

Effective risk management was a crucial aspect of AAA’s trading program. Account size, expectation, volatility of the market traded and the nature of other positions taken were all factors in determining the amount of equity committed to each trade. The Master was AAA’s largest account.

Pan Capital Management, LP

Effective February 1, 2015, Pan commenced trading the Partnership’s assets directly pursuant to its Energy Trading Program, a proprietary, discretionary trading program. Pan will concentrate the Partnership’s trading in energy-related markets.

Risk management is an integrated part of Pan’s goal of identifying favorable risk/reward trading opportunities for its Energy Trading Program. Pan will monitor risks of all positions and will attempt to prevent over-concentration of particular investment asset or strategy.

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Prior to its full redemption from the Master effective December 31, 2014, its only assets were its investment in the Master and cash. The Master did not engage in the sale of goods or services. The Master’s only assets were its equity in its trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on options and swaps, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may have resulted in substantial losses to the Partnership, through its investment in the Master. While substantial losses could have led to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2014.

To minimize the risk relating to low margin deposits, the Master followed certain trading policies, including:

(i)	The Master invested its assets only in commodity interests that the Advisor believed were traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, referred to a level of liquidity that the Advisor believed permitted it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor did not initiate additional positions in any commodity if these positions would have resulted in aggregate positions requiring a margin of more than 66 2/3% of the Master’s net assets allocated to the Advisor.

(iii)	The Master may have occasionally accepted delivery of a commodity. Unless such delivery was disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position was fully hedged.

(iv)	The Master did not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Master did not utilize borrowings other than short-term borrowings if the Master took delivery of any cash commodities.

(vi)	The Advisor may have, from time to time, employed trading strategies such as spreads or straddles on behalf of the Master. “Spreads” and “straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Master did not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

From January 1, 2014 through December 31, 2014, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 7.2%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of business, the Partnership is, and through its investment in the Master was, party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments included futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may have traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments included futures and certain standardized forward, option and swap contracts. Certain swap contracts may have also been traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may have lost the entire premium paid for the option. The writer, or seller, of an option had unlimited risk. Each of these instruments was subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts were greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s current contracts are traded OTC, although contracts may be traded OTC in the future.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets were traded by the Partnership/Master. The Partnership/Master was exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default was typically limited to the amounts recognized in the Statements of Financial Condition and was not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss was reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Master’s assets. During the reporting period and prior periods, credit risk with respect to exchange-traded instruments was reduced to the extent that through MS&Co. or CGM, the Partnership’s/Master’s counterparty was an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to MS&Co.

The Advisor concentrated the Partnership’s/Master’s trading in energy-related markets. Concentration in a limited number of commodity interests may have subjected the Partnership’s/Master’s account to greater volatility than if a more diversified portfolio of contracts had been traded on behalf of the Partnership/Master. The Partnership continues to be subject to such risk.

As both a buyer and seller of options, the Master paid or received a premium at the outset and then assumed the risk of unfavorable changes in the price of the contract underlying the option. Written options exposed the Partnership/Master to potentially unlimited liability; for purchased options, the risk of loss was limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Master did not consider these contracts to be guarantees. The Partnership continues to be subject to such risk.

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believed that it had effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allowed the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provided account analysis of futures, exchange-cleared swap and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risks included in the notes to financial statements.)

Other than the risks inherent in commodity futures, options and swaps trading, the Master knew of no trends, demands, commitments, events or uncertainties which would have resulted in or which reasonably likely to have resulted in the Master’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances, including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b) Capital Resources.

(i) The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, selling agent, advisory and administrative fees and, during the reporting period, brokerage commissions. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s commodity broker is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2014, 3,117.2310 Redeemable Units were redeemed totaling $27,551,394, 74.8040 General Partner unit equivalents were redeemed totaling $644,924 and 118.5047 Special Limited Partner unit equivalents were redeemed totaling $1,038,273. For the year ended December 31, 2013, 5,813.9730 Redeemable Units were redeemed totaling $54,150,691 and 32.000 General Partner unit equivalents were redeemed totaling $303,697. For the year ended December 31, 2012, 3,931.9621 Redeemable Units were redeemed totaling $40,442,418 and 59.5110 General Partner unit equivalents were redeemed totaling $600,807.

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).

(c) Results of Operations.

For the year ended December 31, 2014, the net asset value per unit decreased 3.6% from $9,093.12 to $8,761.45. For the year ended December 31, 2013, the net asset value per unit decreased 11.5% from $10,271.31 to $9,093.12. For the year ended December 31, 2012, the net asset value per unit decreased 2.4% from $10,524.14 to $10,271.31.

The Partnership, through its investment in the Master, prior to its full redemption effective December 31, 2014, experienced a net trading loss of $590,489 before fees and expenses for the year ended December 31, 2014. Losses were primarily attributable to the Master’s trading of commodity futures in Brent crude oil, gasoline and gasoil futures and were partially offset by gains in heating oil, WTI crude oil and natural gas futures. The net trading gain (or loss) realized from the Partnership’s investment in the Master is disclosed on page 29 under “Item 8. Financial Statements and Supplementary Data.”

The most significant losses were recorded within the gasoline markets during October and November from long futures positions as prices moved lower after the U.S. Energy Department released a report showing gasoline inventories advanced during the third quarter while consumption in the U.S. was lower than analysts previously predicted. During July, August, and September further losses were recorded from long positions in RBOB gasoline futures as prices declined as U.S. refineries increased production at near record rates. Losses were also experienced during September from long positions in Brent crude oil futures as prices moved lower on weakening global demand and increased oil production in the U.S. and Middle East. Additional losses were incurred during May from short positions in Brent crude oil futures as prices advanced as tensions between Ukraine and Russia increased speculation of potential sanctions against Russia. Losses during June were experienced from short positions in Brent crude oil futures as prices rose after uprisings in Iraq and Libya threatened to curtail exports from the Middle East. The Partnership’s losses during the year were offset by trading gains achieved during September from short positions in heating oil futures as prices declined on news that fuel inventory levels were higher than previous estimates predicted during the second quarter. During February, gains were recorded from long positions in heating oil futures as prices advanced on increased demand in the U.S. due to persistent, prolonged cold weather throughout much of the country. Additional gains in the heating oil market were achieved during November and December. During July and September, gains were experienced from short WTI crude oil positions as prices moved lower as government reports showed continued growth in U.S. oil production. During February, gains were recorded from long natural gas positions as prices rallied early in the month after cold weather in the U.S. increased demand for heating homes and businesses. Additional gains were recorded during April from long positions in natural gas futures as prices moved higher after government data indicated fuel inventories fell to an 11-year-low.

The Partnership, through its investment in the Master, experienced a net trading loss of $11,350,524 before fees and expenses for the year ended December 31, 2013. Losses were primarily attributable to the Master’s trading of commodity futures in Brent Crude Oil, NYMEX Crude Oil, NYMEX Energy Swaps, IPE Gas Oil, NYMEX Gasoline and NYMEX Heating Oil and were partially offset by gains in NYMEX Natural Gas.

During 2013, the Partnership posted a loss primarily from trading in West Texas Intermediate (“WTI”) crude oil, RBOB gasoline and gas oil. The most significant losses were incurred during January and March from short futures positions in WTI crude oil as prices rallied due to speculation that flows from Cushing, Oklahoma would be lower and less consistent over the next few months. Further losses were incurred during January from short futures positions in RBOB gasoline and gas oil, which rallied due to higher crude oil prices. Losses were also incurred from short futures positions in gas oil and heating oil during July as prices rallied amid growing concerns that tensions in the Middle East would disrupt flows of crude oil and related refined products. Losses were also incurred during August from short futures positions in natural gas as prices rallied due to hotter than usual temperatures throughout the United States. A portion of the Partnership’s losses for the year was offset by gains recorded during May from short futures positions in natural gas as prices generally declined given oversupply of the commodity and weakening demand. Profits were also recorded from trading natural gas futures during July. Further gains were recorded during April and May from short futures positions in gasoil as prices generally declined with weaker Brent crude oil and WTI crude oil prices during these months. Further gains were recorded from long futures positions in heating oil during January and February as colder winter temperatures throughout the U.S. helped push prices higher. During November, gains were achieved from long positions in natural gas futures as prices advanced on cold weather moving through much of the U.S. in the middle of the month. Short positions in Brent crude oil futures also contributed positively during November. Finally, additional gains were recorded during December from long positions in gasoline and heating oil futures as prices advanced after U.S. Department of Energy reports showed strong seasonal demand in the U.S. and lower-than-expected inventories in the Atlantic Basin storage facilities.

During the reporting period and prior periods included in this report, interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly, based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the 4-week U.S. treasury bill discount rate. Interest income allocated from the Master for the three and twelve months ended December 31, 2014 decreased by $5,645 and $20,011, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates for the Partnership during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership increases the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor MS&Co./CGM had control.

During the reporting period, ongoing selling agent fees were based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master. Ongoing selling agent fees for the three months and twelve months ended December 31, 2014 increased by $70,614 and decreased by $860,501, respectively, as compared to the corresponding periods in 2013. The increase in ongoing selling agent fees is primarily due to an increase in the number of trades during the three months ended December 31, 2014, while the decrease in ongoing selling agent fees is primarily due to a decrease in the number of trades during the twelve months ended December 31, 2014 as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and twelve months ended December 31, 2014 decreased by $142,263 and $710,716, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2014 as compared to the corresponding periods in 2013.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended December 31, 2014 were $32,190. This is a new fee implemented by the Partnership effective October 1, 2014.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and twelve months ended December 31, 2014 and 2013.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2014 and 2013 were $99,111 and $69,905, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2014 and 2013 were $30,338 and $49,611, respectively.

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

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the Advisor’s ability to forecast changes in energy and energy-related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Partnership expects to increase capital through operations.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered the AAA’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time. The Advisor’s trading program is described in the “Overview” section of this Item 7.

(d) Off-Balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

(f) Operational Risk.

The Partnership is, and, through its investment in the Master, prior to its full redemption effective December 31, 2014, was, directly exposed to market risk and credit risk, which arose in the normal course of its business activities and are discussed above. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is and the Master was subject to increased risks with respect to their trading activities in emerging market securities, where clearance, settlement and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s ability to gather, process and communicate information efficiently and securely, without interruption, to customers and in the markets where the Partnership participates. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in non-compliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with the General Partner’s authorization, and that financial information utilized by the General Partner and communicated to external parties, including the Partnership’s Redeemable Unit holders, creditors and regulators, is free of material errors.

(g) Critical Accounting Policies.

Partnership’s Investments. The Partnership valued its investment in the Master at its net asset value per unit as calculated by the Master. The Master valued its investments as described in Note 2 of the Master’s notes to the annual financial statements as of December 31, 2014.

Partnership’s and Master’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The General Partner has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities were actively traded.

Accounting principles generally accepted in the United States of America (“GAAP”) also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

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

The Partnership valued investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflected its proportional interest in the Master. As of and for the years ended December 31, 2014 and 2013, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the twelve months ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considered prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2014 and 2013, the Master did not hold any derivative instruments for which market quotations are not readily available and which were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the twelve months ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

Futures Contracts. The Master traded futures and exchange-cleared swap contracts. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master would record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Options. The Master may have purchased and written (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master wrote an option, the premium received was recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchased an option, the premium paid was recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

Ongoing Selling Agent Fees. During the reporting period, ongoing selling agent fees to open and close futures and exchange-traded swap contracts were expensed at the time the positions are opened. Ongoing selling agent fees on option contracts were expensed at the time the position is established and when the option contract is closed.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Master was a speculative commodity pool. The market sensitive instruments held by the Master were acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets were subject to the risk of trading loss through its investment in the Master, prior to the Partnership’s full redemption effective December 31, 2014. The Partnership continues to be subject to such risk. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

The risk to the limited partners that have purchased Redeemable Units in the Partnership is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market movements result in frequent changes in the fair market value of the Master’s open positions and, consequently, in its earnings and cash flow. The Master’s and the Partnership’s market risk was influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Master’s open positions and the liquidity of the markets in which it trades. The Partnership continues to be subject to such risk.

“Value at Risk” is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master’s speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could have resulted in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Master’s losses in any market sector would have been limited to Value at Risk or by the Master’s attempts to manage its market risk.

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

The fair value of the Master’s futures positions did not have any optionality component. However, the Advisor did trade commodity options. The Value at Risk associated with options reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2013, and the highest, lowest and average value at any point during each of the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below.

As of December 31, 2014, the Master no longer traded any of the Partnership’s assets. As of December 31, 2013, the Master’s total capitalization was $462,745,604 and the Partnership owned approximately 16.8% of the Master. The Partnership invested substantially all of its asset in the Master. The Master’s Value at Risk as of December 31, 2013 was as follows:

	December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$27,869,465	6.02%	$79,359,618	$22,538,703	$39,574,084

Total	$27,869,465	6.02%

*	Annual average month-end Values at Risk.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master was typically many times the applicable margin requirement (margin requirements generally range between 2% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Master. The magnitude of the Master’s open positions created a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could have caused the Master to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Partnership — give no indication of this “risk of ruin.”

Materiality as used in this “Item 7a. Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Master’s market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master’s market risk exposures, prior to the Partnership’s full redemption effective December 31, 2014 — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master managed its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Master’s primary market risk exposures, as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures, were subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master’s risk control to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Master. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Master as of December 31, 2014 by market sector.

Energy. Energy-related products, such as crude oil, heating oil, gasoline and natural gas, constituted the principal market exposure of the Master. The Master had substantial market exposure to gas and oil price movements, often resulting from political developments in the Middle East. Political developments in other countries or regions can also materially impact upon the prices of energy products, as could changing supply and demand relationships, weather, governmental, commercial and trade programs and policies, and other significant economic events. Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

The Master engaged in swap transactions in crude oil and other energy-related products. In this connection, the Master contracted with its counterparty to exchange a stream of payments computed by reference to a notional amount and the price of the energy product that is the subject of the swap. Swap contracts are not guaranteed by an exchange or clearinghouse. During the reporting period and prior periods, MS&Co./CGM did not engage in swap transactions as a principal.

The Master usually entered into swaps on a net basis, i.e., the two payment streams are netted out in a cash settlement on the payment date or dates specified in the agreement, with the Master receiving or paying, as the case may be, only the net amount of the two payments. Swaps do not involve the delivery of underlying assets or principal. Accordingly, the risk of loss with respect to swaps was limited to the net amount of payments that the Master was contractually obligated to make. If the counterparty to a swap defaulted, the Master’s risk of loss consisted of the net amount of payments that the Master was contractually entitled to receive. The Partnership continues to be subject to such risks.

During the reporting period and prior periods, the Master may have also have entered into spot transactions to purchase or sell commodities with MS&Co./CGM, or one of its affiliates, as principal. Such spot transactions provide for two-day settlement and are not margined. Such transactions may have been entered into in connection with exchange-for-physical transactions. Like the swap contract market, the spot market is a principals’ market so there is no clearinghouse guarantee of performance. Instead, the Master was subject to the risk of inability of, or refusal by, a counterparty to perform with respect to the underlying contract. The Partnership may enter into such transactions with MS&Co. or its affiliates in the future.

Other Commodity Interests. The Master primarily emphasized the trading of energy products, but may also trade some portion of its assets in other commodity interests, including, but not limited to, commodity interest contracts on the Goldman Sachs Commodity Index (an index future comprised primarily of energy products). Commodity interest prices can be affected by numerous factors, including political developments, weather conditions, seasonal effects and other factors which affect supply and demand for the underlying commodity.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and attempts to control, including through its investment in the Master prior to its full redemption effective December 31, 2014, risk exposure of the Partnership on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it had effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject or the Master may have been subject.

The General Partner monitors the Partnership’s performance and monitored the Master’s performance and the concentration of its open positions, and consulted with the Advisor concerning the overall risk profile of the Partnership or the Master, as applicable. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter programs traded on behalf of the Partnership or the Master, as applicable. However, any such intervention would be a highly unusual event. The General Partner primarily relies and has relied on the Advisor’s own risk control policies while maintaining a general supervisory overview of the market risk exposures of the Partnership or the Master, as applicable.

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

Item 8. Financial Statements and Supplementary Data.

Managed Futures Premier Energy Fund L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2014, 2013 and 2012; Statements of Financial Condition at December 31, 2014 and 2013; Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012; Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012; and Notes to Financial Statements.

To the Limited Partners of

Managed Futures Premier Energy Fund L.P.

(formerly, AAA Capital Energy Fund L.P.)

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
Managed Futures Premier Energy Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control Over

Financial Reporting

The management of Managed Futures Premier Energy Fund L.P., (formerly, AAA Capital Energy Fund L.P.) (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Managed Futures Premier Energy Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2014 based on the criteria referred to above.

Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Energy Fund L.P.	Steven Ross Chief Financial Officer Ceres Managed Futures LLC General Partner, Managed Futures Premier Energy Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Managed Futures Premier Energy Fund L.P. (formerly, AAA Capital Energy Fund L.P.):

We have audited the accompanying statements of financial condition of Managed Futures Premier Energy Fund L.P. (formerly, AAA Capital Energy Fund L.P.) (the “Partnership”), as of December 31, 2014 and 2013, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier Energy Fund L.P. as of December 31, 2014 and 2013, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2015

Managed Futures Premier Energy Fund L.P.

(formerly, AAA Capital Energy Fund L.P.)

Statements of Financial Condition

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets:
Investment in Master, at fair value (Note 1)	$—	$77,596,081
Redemptions receivable from Master (Note 1)	51,106,431	—
Cash (Note 3c)	92,131	96,603

Total assets	$51,198,562	$77,692,684

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3c)	$85,331	$89,795
Management fees (Note 3b)	37,934	96,908
Administrative fees (Note 3a)	10,636	—
Professional fees	45,856	48,642
Other	14,032	27,621
Redemptions payable to General Partner (Note 5)	124,886	—
Redemptions payable to Special Limited Partner (Note 5)	1,038,273	—
Redemptions payable to Limited Partners (Note 5)	8,521,631	4,442,435

Total liabilities	9,878,579	4,705,401

Partners’ Capital (Notes 1 and 5):
General Partner, 52.4787 and 127.2827 unit equivalents outstanding at December 31, 2014 and 2013, respectively	459,790	1,157,397
Special Limited Partner, 0.0000 and 118.5047 Redeemable Units outstanding at December 31, 2014 and 2013	—	1,077,577
Limited Partners, 4,663.6331 and 7,780.8641 Redeemable Units outstanding at December 31, 2014 and 2013, respectively	40,860,193	70,752,309

Total partners’ capital	41,319,983	72,987,283

Total liabilities and partners’ capital	$51,198,562	$77,692,684

Net asset value per unit	$8,761.45	$9,093.12

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

(formerly, AAA Capital Energy Fund L.P.)

Statements of Income and Expenses

for the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Investment income:
Interest income allocated from Master (Note 3c)	$9,187	$29,198	$66,715

Expenses:
Expenses allocated from Master	173,997	520,548	700,733
Ongoing selling agent fees (Note 3c)	636,056	1,496,557	2,173,527
Administrative fees (Note 3a)	32,190	—	—
Management fees (Note 3b)	879,715	1,590,431	3,367,119
Professional fees	99,111	69,905	89,797
Other	30,338	49,611	36,207

Total expenses	1,851,407	3,727,052	6,367,383

Net investment income (loss)	(1,842,220)	(3,697,854)	(6,300,668)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(857,166)	(18,883,577)	29,650,467
Change in net unrealized gains (losses) on open contracts allocated from Master	266,677	7,533,053	(27,820,829)

Total trading results allocated from Master	(590,489)	(11,350,524)	1,829,638

Net income (loss)	$(2,432,709)	$(15,048,378)	$(4,471,030)

Net income (loss) per unit (Note 6) *	$(331.67)	$(1,178.19)	$(252.83)

Weighted average units outstanding	6,810.2760	11,312.4202	16,272.9543

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

(formerly, AAA Capital Energy Fund L.P.)

Statements of Changes in Partners’ Capital

for the years ended December 31, 2014, 2013 and 2012

	Limited Partners	Special Limited Partner	General Partner	Total
Partners’ Capital at December 31, 2011	$184,454,528	$1,247,160	$2,302,616	$188,004,304
Redemptions of 3,931.9621 Redeemable Units	(40,442,418)	—	—	(40,442,418)
Redemptions of 59.5110 General Partner unit equivalents	—	—	(600,807)	(600,807)
Allocation of net income (loss) for the year ended December 31, 2012:
Net income (loss)	(4,375,302)	(29,961)	(65,767)	(4,471,030)

Partners’ Capital at December 31, 2012	$139,636,808	$1,217,199	$1,636,042	$142,490,049
Redemptions of 5,813.9730 Redeemable Units	(54,150,690)	—	—	(54,150,690)
Redemptions of 32.0000 General Partner unit equivalents	—	—	(303,697)	(303,697)
Allocation of net income (loss) for the year ended December 31, 2013:
Net income (loss)	(14,733,809)	(139,622)	(174,948)	(15,048,379)

Partners’ Capital at December 31, 2013	$70,752,309	$1,077,577	$1,157,397	$72,987,283
Redemptions of 3,117.2310 Redeemable Units	(27,551,394)	—	—	(27,551,394)
Redemptions of 118.5047 Special Limited Partner Unit equivalents	—	(1,038,273)	—	(1,038,273)
Redemptions of 74.8040 General Partner unit equivalents	—	—	(644,924)	(644,924)
Allocation of net income (loss) for the year ended December 31, 2014:
Net income (loss)	(2,340,722)	(39,304)	(52,683)	(2,432,709)

Partners’ Capital at December 31, 2014	$40,860,193	$—	$459,790	$41,319,983

Net asset value per unit:

2012:	$10,271.31

2013:	$9,093.12

2014:	$8,761.45

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

(formerly, AAA Capital Energy Fund L.P.)

Notes to Financial Statements

December 31, 2014

1.	Partnership Organization:

Managed Futures Premier Energy Fund L.P. (formerly, AAA Capital Energy Fund L.P.) (the “Partnership”) is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on U.S. exchanges and certain foreign exchanges. The Partnership, through its investment in AAA Master Fund LLC (the “Master”) prior to its full redemption from the Master effective December 31, 2014, was authorized to trade commodity futures and options contracts of any kind. In addition, the Partnership, through its investment in the Master, may have entered into swap contracts on energy-related products. The commodity interests that were traded by the Partnership, through its investment in the Master, were volatile and involved a high degree of market risk. During the initial offering period (February 12, 1998 through March 15, 1998), the Partnership sold 49,538 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests. The Partnership no longer offers Redeemable Units for sale. During 2008, the Special Limited Partner (defined herein) donated 102 Redeemable Units to the limited partners.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2014, all trading decisions for the Partnership were made by the Advisor (defined below).

On September 1, 2001, the Partnership allocated substantially all of its capital to the Master, a New York limited liability company. The Partnership purchased 128,539.1485 units of the Master with a fair value of $128,539,149 (including unrealized appreciation of $7,323,329). The Master permitted commodity pools managed by AAA Capital Management Advisors, Ltd. (the “Advisor”) using the Energy Program — Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle. Effective December 31, 2014, the Partnership redeemed its entire investment in the Master for cash equal to $51,106,431. In addition, the Advisor was a special limited partner of the Partnership (in its capacity as special limited partner, the “Special Limited Partner”). Effective December 31, 2014, the Advisor fully redeemed as Special Limited Partner from the Partnership. The General Partner was the managing member of the master (in such capacity, the “Managing Member”). Individual and pooled accounts managed by the Advisor, including the Partnership, were permitted to be members of the Master. The General Partner and the Advisor believed that trading through this master/feeder structure promoted efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master were approximately the same and redemption rights were not affected. The Master was permitted to trade commodity futures and options contracts of any kind, but traded solely energy, energy-related products, grains, indices, lumber and softs. In addition, the Master may have entered into swap contracts. The commodity interests that were traded by the Master were volatile and involved a high degree of market risk.

Managed Futures Premier Energy Fund L.P.

(formerly, AAA Capital Energy Fund L.P.)

Notes to Financial Statements

December 31, 2014

During the year ended December 31, 2014, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets (“CGM”) also served as a commodity broker.

The financial statements of the Master, including the Condensed Schedule of Investments, are included elsewhere in this report and should be read together with the Partnership’s financial statements.

At December 31, 2014, prior to its full redemption from the Master, and December 31, 2013, the Partnership owned approximately 33.0% and 16.8%, respectively, of the Master. The performance of the Partnership was directly affected by the performance of the Master.

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

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s Investments. The Partnership valued its investment in the Master at the Master’s net asset value per unit as calculated by the Master. The Master valued its investments as described in Note 2, “Accounting Policies,” on the attached Master’s financial statements.

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

Managed Futures Premier Energy Fund L.P.

(formerly, AAA Capital Energy Fund L.P.)

Notes to Financial Statements

December 31, 2014

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

The Partnership valued investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of December 31, 2014, the Partnership did not hold any investment in the Master. As of and for the years ended December 31, 2014 and 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). For the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.

Investment Company Status.    Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires

Managed Futures Premier Energy Fund L.P.

(formerly, AAA Capital Energy Fund L.P.)

Notes to Financial Statements

December 31, 2014

additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

f.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

g.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that other than as described in Note 8 to the financial statements, no events have occurred that require adjustment of or disclosure in the financial statements.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. Effective October 1, 2014, the Partnership pays the General Partner a monthly administrative fee in return for its services equal to 1/12 of 0.25% (0.25% per year) of month-end net assets of the Partnership. Month-end net assets, for purposes of calculating administrative fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s monthly management fee, the current month’s profit share accrual, the administrative fee and any redemptions or distributions, as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into a management agreement with the Advisor (the “Management Agreement”), a registered commodity trading advisor. The Partnership paid the Advisor a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to the Advisor. Prior to January 1, 2013, the Advisor received a monthly management fee equal to 1/6 of 1% (2.0% per year) of month-end net assets allocated to the Advisor. Month-end net assets, for the purpose of calculating management fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s profit share allocation accrual, the monthly management fee, the administrative fee and any redemption or distributions as of the end of such month. The Management Agreement was in effect until December 31, 2014.

In addition, the Advisor was a Special Limited Partner of the Partnership, prior to its full redemption effective December 31, 2014, and received a quarterly profit share allocation to its capital account in the Partnership in the form of units of the Partnership, the value of which was equal to 20% of New Trading Profits, as defined in the Management Agreement, earned on behalf of the Partnership during each calendar quarter and issued as Special Limited Partner Units.

Managed Futures Premier Energy Fund L.P.

(formerly, AAA Capital Energy Fund L.P.)

Notes to Financial Statements

December 31, 2014

In allocating substantially all of the assets of the Partnership to the Master, prior to its full redemption effective December 31, 2014, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner could modify or terminate the allocation of assets to the Advisor at any time.

c.	Customer Agreement/Selling Agent Agreement:

Prior to and during part of the fourth quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the fourth quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “Prior MS&Co. Customer Agreement”) and a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Prior Selling Agreement”). The Partnership has terminated the CGM Customer Agreement, the Prior MS&Co. Customer Agreement and the Prior Selling Agreement.

Effective March 1, 2014, the Partnership entered into a new Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the MS&Co. Customer Agreement, the Partnership pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (the “MS&Co. clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. All of the Partnership’s assets not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. pays the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Effective that same date, the Partnership terminated the Prior Selling Agreement and entered into a new selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee. Prior to October 1, 2014, the amount of the ongoing selling agent fee was calculated by multiplying the Partnership’s round turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side. Effective October 1, 2014, the ongoing selling agent fee was reduced to $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions. The ongoing selling agent fee amount was reduced by applicable floor brokerage. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to financial advisers who have sold Redeemable Units in the Partnership.

Under the Prior MS&Co. Customer Agreement, the Partnership paid MS&Co. a monthly brokerage commission equal to $18.00 per round-turn on futures transactions, an equivalent amount for swaps and $9.00 per side on options transactions. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership also paid MS&Co. clearing fees through its investment in the Master. MS&Co. clearing fees were also allocated to the Partnership based on its proportionate share of the Master. During the term of the Prior MS&Co. Agreement, all of the Partnership’s assets not held in the Master’s accounts at MS&Co. were deposited in the Partnership’s account at MS&Co. The Partnership’s cash was also deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. also agreed to pay the Partnership interest on 80% of the average daily

Managed Futures Premier Energy Fund L.P.

(formerly, AAA Capital Energy Fund L.P.)

Notes to Financial Statements

December 31, 2014

equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Partnership has terminated the Prior MS&Co. Customer Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage commission equal to $18.00 per round-turn on futures transactions, an equivalent amount for swaps and $9.00 per side on options transactions. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership paid exchange, service, clearing, user, give-up and NFA fees (collectively the “CGM clearing fees” and together with the MS&Co. clearing fees, the “clearing fees”) through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by CFTC regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The Partnership has terminated the CGM Customer Agreement.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

Certain prior year amounts have been reclassified to conform to current year presentation. Amounts reported separately on the Statements of Income and Expenses as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage commissions.

4.	Trading Activities:

The Partnership was formed for the purpose of trading commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invested substantially all of its assets through a “master-feeder” structure, prior to its full redemption from the Master effective December 31, 2014. The Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The MS&Co. Customer Agreement with the Partnership gives, and the CGM Customer Agreement with the Partnership, the Customer Agreement between CGM and the Master and the futures account brokerage agreement between MS&Co. and the Master each gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps contracts. The Master netted, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet”, have been met.

Trading and transaction fees are, and ongoing selling agent fees and brokerage commissions were, based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master. Professional fees and other expenses were borne by the Master and allocated to the Partnership, and also directly charged at the Partnership level. All other fees are charged at the Partnership level.

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities,” on the attached Master’s financial statements.

Managed Futures Premier Energy Fund L.P.

(formerly, AAA Capital Energy Fund L.P.)

Notes to Financial Statements

December 31, 2014

5.	Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the last day of each month on three business days notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Net realized and unrealized gains (losses)*	$(183.90)	$(1,024.78)	$(40.00)
Interest income allocated from Master	1.30	2.50	4.20
Expenses and allocation to Special Limited Partner**	(149.07)	(155.91)	(217.03)

Increase (decrease) for the year	(331.67)	(1,178.19)	(252.83)
Net asset value per unit, beginning of year	9,093.12	10,271.31	10,524.14

Net asset value per unit, end of year	$8,761.45	$9,093.12	$10,271.31

*	Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the years ended December 31, 2014, 2013 and 2012, were $(59.00), $(861.84) and $134.87, respectively.

**	Excludes ongoing selling agent fees and clearing fees, and includes allocation to Special Limited Partner in the years ended December 31, 2014, 2013 and 2012, if any. Total expenses including ongoing selling agent fees and clearing fees for the years ended December 31, 2014, 2013 and 2012, were $(273.97), $(318.85) and $(391.90), respectively.

	2014	2013	2012
Ratios to average net assets:
Net investment income (loss)	(3.1)%	(3.5)%	(3.8)%
Allocation to Special Limited Partner	—%	—%	—%

Net investment income (loss) before allocation to Special Limited Partner***	(3.1)%	(3.5)%	(3.8)%

Operating expenses	3.1%	3.6%	3.8%
Allocation to Special Limited Partner	—%	—%	—%

Total expenses and allocation to Special Limited Partner	3.1%	3.6%	3.8%

Total return:
Total return before allocation to Special Limited Partner	(3.6)%	(11.5)%	(2.4)%
Allocation to Special Limited Partner	—%	—%	—%

Total return after allocation to Special Limited Partner	(3.6)%	(11.5)%	(2.4)%

***	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, was party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative

Managed Futures Premier Energy Fund L.P.

(formerly, AAA Capital Energy Fund L.P.)

Notes to Financial Statements

December 31, 2014

commodity instruments. These financial instruments may have included futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may have been traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments included futures and certain standardized option and swap contracts. Certain swap contracts may also have been traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and include certain option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments was subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s current contracts are traded OTC, although contracts may be traded OTC in the future.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets were traded by the Partnership/Master. The Partnership is and the Master was exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default was typically limited to the amounts recognized in the Statements of Financial Condition and was not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss was reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the counterparties brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. or CGM, the Partnership’s/Master’s counterparty was an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to MS&Co.

The Advisor concentrated the Partnership’s/Master’s trading in energy related markets. Concentration in a limited number of commodity interests may have subjected the Partnership’s/Master’s account to greater volatility than if a more diversified portfolio of contracts had been traded on behalf of the Partnership/Master. The Partnership continues to be subject to such risk.

As both a buyer and seller of options, the Partnership/Master paid or received a premium at the outset and then assumed the risk of unfavorable changes in the price of the contract underlying the option. Written options exposed the Partnership/Master to potentially unlimited liability; for purchased options, the risk of loss was limited to the premiums paid. Certain written put options permited cash

Managed Futures Premier Energy Fund L.P.

(formerly, AAA Capital Energy Fund L.P.)

Notes to Financial Statements

December 31, 2014

settlement and did not require the option holder to own the reference asset. The Partnership/Master did not consider these contracts to be guarantees. The Partnership continues to be subject to such risk.

The General Partner/Managing Member monitored and attempted to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believed that it had effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may have been subject. These monitoring systems generally allowed the General Partner/Managing Member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provided account analysis of futures, exchange cleared swap and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments matured within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not have been held to maturity.

8.	Subsequent Events:

For the period of January 1, 2015, to January 31, 2015, the assets of the Partnership were not traded and no fees or expenses were charged to the Partnership, including the monthly ongoing selling agent fee. Effective February 1, 2015, the Partnership allocated $36,959,903 to Pan Capital Management, LP (“Pan”), a registered commodity trading advisor that replaced the Advisor as the sole advisor to the Partnership. As of that date, Pan commenced trading the Partnership’s assets directly pursuant to its Energy Trading Program, a proprietary, discretionary trading program. Pan will concentrate the Partnership’s trading in energy-related markets. Pan will be a special limited partner of the Partnership.

The Partnership will pay Pan a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets. The Partnership will also allocate to Pan, in its capacity as the special limited partner, a profit share allocation of 20% of New Trading Profits earned by Pan each calendar quarter.

Additionally, the Partnership ceased paying an ongoing selling agent fee calculated by reference to the number of trades executed each month and, instead, began to pay an ongoing selling agent fee based on a percentage of the Partnership’s assets. Effective January 1, 2015, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of month-end Net Assets. Month-end Net Assets, for purposes of calculating ongoing selling agent fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, profit share allocation accrued, the administrative fee, other expenses and any redemptions or distributions as of the end of such month. The ongoing selling agent fee is no longer inclusive of floor brokerage.

Effective January 1, 2015, the Partnership changed its name from AAA Capital Energy Fund L.P. to Managed Futures Premier Energy Fund L.P.

    Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2014 and 2013 are summarized below:

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of ongoing selling agent fees	$1,204,797	$(1,531,973)	$(761,217)	$(302,962)

Net income (loss) before allocation to Special Limited Partner	$989,865	$(1,769,737)	$(1,045,707)	$(607,130)

Net income (loss) after allocation to Special Limited Partner	$989,865	$(1,769,737)	$(1,045,707)	$(607,130)

Increase (decrease) in net asset value per Redeemable Unit	$172.87	$(272.31)	$(153.67)	$(78.56)

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of ongoing selling agent fees	$464,107	$(4,107,181)	$363,044	$(10,058,401)

Net income (loss) before allocation to Special Limited Partner	$137,362	$(4,491,608)	$(113,324)	$(10,580,808)

Net income (loss) after allocation to Special Limited Partner	$137,362	$(4,491,608)	$(113,324)	$(10,580,808)

Increase (decrease) in net asset value per Redeemable Unit	$21.78	$(419.19)	$(9.04)	$(771.74)

To the Members of

AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director Ceres Managed Futures LLC Managing Member, AAA Master Fund LLC

Ceres Managed Futures LLC 522 Fifth Avenue New York, NY 10036 (855)672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

AAA Master Fund LLC:

We have audited the accompanying statement of financial condition (liquidation basis) of AAA Master Fund LLC (the “Company”), as of December 31, 2014 (termination of operations) and the related statements of income and expenses (liquidation basis) and changes in members’ capital (liquidation basis) for the year ended December 31, 2014 (termination of operations). In addition, we have audited the accompanying statement of financial condition, including the condensed schedule of investments, of the Company as of December 31, 2013, and the related statements of income and expenses and changes in partners’ capital for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, the Company terminated operations on December 31, 2014. As a result, the Company changed its basis of accounting from the going concern basis to the liquidation basis.

In our opinion, such financial statements present fairly, in all material respects, (1) the financial position (liquidation basis) of AAA Master Fund LLC as of December 31, 2014 (termination of operations), (2) the results of its operations (liquidation basis) and changes in its members’ capital (liquidation basis) for the year ended December 31, 2014 (termination of operations), (3) the financial position as of December 31, 2013, and (4) the results of its operations and changes in its members’ capital for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2015

AAA Master Fund LLC

Statements of Financial Condition

December 31, 2014 (termination of operations) (liquidation basis) and December 31, 2013

	December 31, 2014*	December 31, 2013
Assets:
Equity in trading account:
Cash (Note 3c)	$154,899,638	$427,829,581
Cash margin (Note 3c)	—	20,401,097
Net unrealized appreciation on open futures and exchange-cleared swap contracts	—	3,968,683
Options purchased, at fair value (cost $0 and $49,583,260, respectively)	—	25,074,590
Receivable from Orion	—	34,249

Total assets	$154,899,638	$477,308,200

Liabilities and Members’ Capital:
Liabilities:
Options premium received, at fair value (premium $0 and $35,897,312, respectively)	$—	$14,379,750
Accrued expenses:
Clearing fees due to MS&Co.	8,693	3,782
Professional fees	85,774	179,064
Liquidation redemptions payable	154,805,171	—

Total liabilities	154,899,638	14,562,596

Members’ Capital:
Members’ Capital, 0.0000 and 49,663.4600 units outstanding at December 31, 2014 and 2013, respectively	—	462,745,604

Total liabilities and members’ capital	$154,899,638	$477,308,200

Net asset value per unit	$—	$9,317.63

*	Presented on a liquidation basis of accounting.

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

AAA Master Fund LLC

Statements of Income and Expenses

for the years ended December 31, 2014 (termination of operations) (liquidation basis),

2013 and 2012

	2014*	2013	2012
Investment Income:
Interest income	$62,220	$196,816	$410,168

Expenses:
Clearing fees	1,091,333	2,780,779	3,609,734
Professional fees	115,621	368,365	222,998

Total expenses	1,206,954	3,149,144	3,832,732

Net investment income (loss)	(1,144,734)	(2,952,328)	(3,422,564)

Trading Results:
Net gains (losses) on trading of commodity interest:
Net realized gains (losses) on closed contracts	(7,075,324)	(113,661,891)	156,999,501
Change in net unrealized gains (losses) on open contracts	(977,575)	46,431,157	(145,753,553)

Total trading results	(8,052,899)	(67,230,734)	11,245,948

Net income (loss)	$(9,197,633)	$(70,183,062)	$7,823,384

Net income (loss) per unit** (Note 6)	$(82.29)	$(900.34)	$95.76

Weighted average units outstanding***	42,133.1951	71,179.5822	92,916.1757

*	Presented on a liquidation basis of accounting.

**	Based on change in net asset value per unit before distribution of interest income to feeder funds.

***	Calculated based on pre-liquidation redemption.

See accompanying notes to financial statements.

AAA Master Fund LLC

Statements of Changes in Members’ Capital

for the years ended December 31, 2014 (termination of operations) (liquidation basis),

2013 and 2012

Members’ Capital
Members’ Capital at December 31, 2011	$976,510,592
Net income (loss)	7,823,384
Subscriptions of 8,815.6670 Units	89,833,628
Redemptions of 22,762.0355 Units	(230,999,283)
Distribution of interest income to feeder funds	(410,168)

Members’ Capital at December 31, 2012	842,758,153
Net income (loss)	(70,183,062)
Subscriptions of 6,167.0897 Units	58,730,206
Redemptions of 38,958.8545 Units	(368,362,877)
Distribution of interest income to feeder funds	(196,816)

Members’ Capital at December 31, 2013	462,745,604
Net income (loss)	(9,197,633)
Subscriptions of 2,715.8108 Units	25,263,220
Redemptions of 52,379.2708 Units	(478,748,971)
Distribution of interest income to feeder funds	(62,220)

Members’ Capital at December 31, 2014*	$—

Net asset value per unit:

2012:	$10,220.80

2013:	$9,317.63

2014:	$9,233.82	**

*	Presented on a liquidation basis of accounting.

**	Pre-liquidation redemption net asset value per unit.

See accompanying notes to financial statements.

AAA Master Fund LLC

Notes to Financial Statements (Liquidation Basis)

December 31, 2014

1.	General:

AAA Master Fund LLC (the “Master”) was a limited liability company formed under the New York Limited Liability Company Law. The Master’s purpose was to engage in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The Master traded commodity futures and option contracts of any kind but intended to trade solely energy, energy related products, grains, indices, lumber and softs. The commodity interests that were traded by the Master were volatile and involve a high degree of market risk. The Master terminated operations on December 31, 2014. As a result, the Master changed the basis of accounting from the going concern basis to a liquidation basis. Liquidation basis accounting requires the Master to record assets and liabilities at values to be received in liquidation.

Ceres Managed Futures LLC (“CMF”), a Delaware limited liability company, acted as the managing member (the “Managing Member”) and commodity pool operator of the Master. The Managing Member is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the Managing Member was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

On September 1, 2001 (the date the Master commenced trading), Managed Futures Premier Energy Fund L.P. (f/k/a AAA Capital Energy Fund L.P.) (“Premier Energy”) allocated substantially all of its capital and Orion Futures Fund L.P. (“Orion”) allocated a portion of its capital to the Master. Premier Energy and Orion purchased 133,712.5867 Units with a fair value of $133,712,587 (including unrealized appreciation of $7,755,035). On July 1, 2002, Managed Futures Premier Energy Fund L.P. II (f/k/a AAA Capital Energy Fund L.P. II) (“Premier Energy II”) allocated substantially all of its capital to the Master and purchased 64,945.0387 Units with cash equal to $94,925,000. On October 1, 2005, Tactical Diversified Futures Fund L.P. (“Tactical Diversified”) allocated a portion of its capital to the Master and purchased 13,956.1190 Units with cash equal to $50,000,000. On July 1, 2005, Institutional Futures Portfolio L.P. (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 2,386.2338 Units with cash equal to $7,000,000. On July 1, 2006, Legion Strategies, LTD (“Legion LTD”) allocated a portion of its capital to the Master and purchased 793.9501 Units with cash equal to $4,000,000. On October 1, 2006, Commodity Advisor Fund L.P. (f/k/a Energy Advisors Portfolio L.P.) (“Commodity Advisors”) allocated a portion of its capital to the Master and purchased 723.8213 Units with cash equal to $3,315,000. On March 1, 2007, Global Futures Fund Ltd. (“Global Futures”) allocated a portion of its capital to the Master and purchased 344.5961 Units with cash equal to $1,614,644. On April 1, 2009, Orion Futures Fund (Cayman) Ltd. (“Orion Cayman”) allocated a portion of its capital to the Master and purchased 84.1311 Units with cash equal to $800,000. On January 31, 2010, Tactical Diversified redeemed its entire investment in the Master for cash equal to $40,267,084. On December 31, 2010, Legion LTD redeemed its entire investment in the Master for cash equal to $7,941,213. On April 30, 2011, Commodity Advisors redeemed its entire investment in the Master for cash equal to $3,469,560. On June 1, 2013, Custom Solutions Fund L.P. – Series A (“Custom Solutions”) allocated a portion of its capital to the Master and purchased 134.3968 Units with cash equal to $1,300,000. On June 30, 2013, Orion Cayman redeemed its entire investment in the Master for cash equal to $1,048,869. On November 30, 2014, Orion redeemed its entire investment in the Master for cash equal to $105,808,956, Institutional Portfolio redeemed its entire investment in the Master for cash equal to $2,607,985, Global Futures redeemed its entire investment in the Master for cash equal to $2,454,075, and Custom Solutions

AAA Master Fund LLC

Notes to Financial Statements (Liquidation Basis)

December 31, 2014

redeemed its entire investment in the Master for cash equal to $1,538,244. The Master was formed to permit commodity pools managed by AAA Capital Management Advisors, Ltd. (the “Advisor”) using the Energy Program – Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle.

During the year ended December 31, 2014, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

Prior to its termination on December 31, 2014, the Master operated under a structure where its investors consisted of Premier Energy and Premier Energy II (each a “Member,” collectively the “Funds”). Premier Energy and Premier Energy II owned approximately 33.0% and 67.0%, respectively, of the Master at December 31, 2014. Premier Energy, Premier Energy II, Institutional Portfolio, Global Futures, Orion and Custom Solutions owned approximately 16.8%, 32.7%, 0.7%, 1.1%, 48.1% and 0.6%, respectively, of the Master at December 31, 2013.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Managing Member to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

The liquidation basis of accounting requires the Master to record assets and liabilities at values expected to be received in liquidation. The change in basis of accounting from the going-concern basis to the liquidation basis did not have a material effect on the Master’s carrying value of assets and liabilities or its results of operations. All carrying values, whether market or fair values, are expected to be realized by the Managing Member during liquidation. Also, the liquidation basis of accounting requires the financial statements to include a statement of net assets available to shareholders or changes in net assets available. The Statements of Changes in Members’ Capital (included herein) presents the same information and thus the financial statements include a statement of net assets available to shareholders for the period January 1, 2014 to December 31, 2014.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows.

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) were held for trading purposes. The commodity interests were recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies were translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses were realized when contracts were liquidated. Net realized gains or losses and any change in net unrealized gains or losses were included in the Statements of Income and Expenses.

Master’s Fair Value Measurements.    Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives

AAA Master Fund LLC

Notes to Financial Statements (Liquidation Basis)

December 31, 2014

the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement falls in its entirety shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The Managing Member has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities were actively traded.

The Master considers prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2014 and December 31, 2013, the Master did not hold any derivative instruments for which market quotations are not readily available and which were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the Managing Member’s assumptions and internal valuation pricing models (Level 3). For the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

d.

Futures Contracts.    The Master traded futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) were made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and were recorded as unrealized gains or losses by the Master. When the contract was closed, the Master recorded a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin

AAA Master Fund LLC

Notes to Financial Statements (Liquidation Basis)

December 31, 2014

deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts were included in the Statements of Income and Expenses.

e.	Options. The Master was permitted to purchase and write (sell) both exchange-listed and over-the-counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received was recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid was recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts were included in the Statements of Income and Expenses.

f.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests were determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

g.	Income Taxes. Income taxes have not been provided as each Member is individually liable for the taxes, if any, on its share of the Master’s income and expenses.

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

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The Managing Member does not believe that there are any uncertain tax positions that require recognition of a tax liability.

h.	Investment Company Status. Effective January 1, 2014, the Master adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Master’s financial statements. Based on the Managing Member’s assessment, the Master has been deemed to be an investment company since inception.

i.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

AAA Master Fund LLC

Notes to Financial Statements (Liquidation Basis)

December 31, 2014

j.	Subsequent Events. The Managing Member evaluates events that occur after the balance sheet date but before financial statements are issued. The Managing Member has assessed the subsequent events through the date of issuance and determined that, other than that referenced in Note 8 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

3.	Agreements:

a.	Limited Liability Company Agreement:

The Managing Member administered the business affairs of the Master, including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The Managing Member, on behalf of the Master, entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor was not affiliated with the Managing Member or MS&Co./CGM and was not responsible for the organization or operation of the Master. The Management Agreement provided that the Advisor had sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement were borne by the Funds. The Management Agreement was in effect until December 31, 2014.

c.	Customer Agreement:

Prior to and during part of third quarter of 2013, the Master was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Master entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”). The Master terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, CGM provided services to the Master, including, among other things, the execution and clearing of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “CGM clearing fees”) were borne by the Master and allocated to the Funds. All other fees, including CGM’s brokerage commissions, were borne by the Funds. During the term of the CGM Customer Agreement, all of the Master’s assets were deposited in the Master’s account at CGM. The Master’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations.

Under the MS&Co. Customer Agreement, the Master paid MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) were borne by the Master and allocated to the Funds. All other fees were borne by the Funds. All of the Master’s assets were deposited in the Master’s account at MS&Co. The Master’s cash was deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2014 and December 31, 2013, the amount of cash held by the Master for margin requirements was $0 and $20,401,097, respectively.

AAA Master Fund LLC

Notes to Financial Statements (Liquidation Basis)

December 31, 2014

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The MS&Co. Customer Agreement and the CGM Customer Agreement each gave the Master the legal right to net unrealized gains and losses on open futures and exchange-cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swap contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” were met.

All of the commodity interests owned by the Master were held for trading purposes. The monthly average number of futures and exchange-cleared swap contracts traded during the years ended December 31, 2014 and 2013 were 12,027 and 31,742, respectively. The monthly average number of option contracts traded during the years ended December 31, 2014 and 2013 were 15,290 and 43,969, respectively.

On January 1, 2013, the Master adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Master’s financial statements.

The following tables summarize the valuation of the Master’s investments as of December 31, 2013.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2013				Financial Instruments	Cash Collateral	Net Amount
Assets
Futures	$8,128,408	$(4,159,725)	$3,968,683	$—	$—	$3,968,683
Options purchased	25,074,590	—	25,074,590	(14,379,750)	—	10,694,840

Total Assets	33,202,998	(4,159,725)	29,043,273	(14,379,750)	—	14,663,523

Liabilities
Futures	$(4,159,725)	$4,159,725	$—	$—	$—	$—
Options premium received	(14,379,750)	—	(14,379,750)	14,379,750	—	—

Total Liabilities	(18,539,475)	4,159,725	(14,379,750)	14,379,750	—	—

Net fair value						$14,663,523

AAA Master Fund LLC

Notes to Financial Statements (Liquidation Basis)

December 31, 2014

The following tables indicate the gross fair values of derivative instruments of futures and exchange-cleared swaps and option contracts as separate assets and liabilities as of December 31, 2013.

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

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2014, 2013 and 2012.

Sector	December 31, 2014 Gain (loss) from trading		December 31, 2013 Gain (loss) from trading		December 31, 2012 Gain (loss) from trading
Energy	$(8,052,899)		$(67,230,734)		$12,879,355
Grains	—		—		670,620
Indices	—		—		(836,720)
Lumber	—		—		163,753
Softs	—		—		(1,631,060)

Total	$(8,052,899	)****	$(67,230,734	)****	$11,245,948	****

****	This amount is included in “Total trading results” on the Statements of Income and Expenses.

AAA Master Fund LLC

Notes to Financial Statements (Liquidation Basis)

December 31, 2014

5.	Subscriptions, Distributions and Redemptions:

Subscriptions were accepted monthly from investors, who became non-managing members on the first day of the month after their subscription was processed. A non-managing member had the right to withdraw all or part of its capital contribution and undistributed profits, if any, from the Master in multiples of the net asset value per Unit as of the end of any month after a request for withdrawal had been made to the Managing Member at least three business days in advance. The Units were classified as a liability when a non-managing member elected to redeem and informed the Master.

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Net realized and unrealized gains (losses)*	$(87.22)	$(897.68)	$93.58
Interest income	1.52	2.83	4.57
Expenses**	3.41	(5.49)	(2.39)

Increase (decrease) for the year	(82.29)	(900.34)	95.76
Distribution of interest income to feeder funds	(1.52)	(2.83)	(4.57)
Net asset value per unit, beginning of year	9,317.63	10,220.80	10,129.61

Net asset value per unit, end of year***	9,233.82	9,317.63	10,220.80
Liquidation redemption per unit at December 31, 2014	(9,233.82)	—	—

Ending net asset value per unit	$—	$9,317.63	$10,220.80

*	Includes clearing fees.

**	Excludes clearing fees.

***	Calculated based on pre-liquidation redemption net asset value per unit.

	2014	2013	2012
Ratio to average net assets:
Net investment income (loss)****	(0.3)%	(0.4)%	(0.4)%

Operating expenses	0.3%	0.5%	0.4%

Total return	(0.9)%	(8.8)%	0.9%

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios were calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Master was party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments included futures, options and swaps whose values were based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments were either traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments

AAA Master Fund LLC

Notes to Financial Statements (Liquidation Basis)

December 31, 2014

include futures and certain standardized forward, option and swap contracts. Certain swap contracts may have also been traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master was exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default was typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss was reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master was exposed to credit risk and concentration risk, during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the counter-parties or brokers with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or CGM, the Master’s counterparty was an exchange or clearing organization.

The Advisor concentrated the Master’s trading in energy related markets. Concentration in a limited number of commodity interests may have subjected the Master’s account to greater volatility than if a more diversified portfolio of contracts was traded on behalf of the Master.

As both a buyer and seller of options, the Master paid or received a premium at the outset and then bore the risk of unfavorable changes in the price of the contract underlying the option. Written options exposed the Master to potentially unlimited liability; for purchased options, the risk of loss was limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master did not consider these contracts to be guarantees.

The Managing Member monitored and attempted to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believed that it had effective procedures for evaluating and limiting the credit and market risks to which the Master may have been subject. These monitoring systems generally allowed the Managing Member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provided account analysis of futures, exchange-cleared swaps and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments matured within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not have been held to maturity.

8.	Liquidation of the Master

Distributions of the Master’s capital to the Funds were made on January 5, 2015 and January 20, 2015.

Selected unaudited quarterly financial data for the Master for the years ended December 31, 2014 and 2013 are summarized below:

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$4,207,890	$(7,814,247)	$(4,278,658)	$(1,196,997)

Net income (loss)	$4,369,320	$(7,860,301)	$(4,398,171)	$(1,308,481)

Increase (decrease) in net asset value per unit	$242.35	$(192.63)	$(102.66)	$(29.35)

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$3,197,149	$(22,996,177)	$5,305,839	$(55,321,508)

Net income (loss)	$3,113,617	$(23,070,885)	$5,185,057	$(55,410,851)

Increase (decrease) in net asset value per unit	$65.66	$(346.92)	$68.40	$(687.48)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014 and, based on that evaluation, the President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer), Alper Daglioglu (Director), Jeremy Beal (Director), Colbert Narcisse (Director), Harry Handler (Director), Kevin Klingert (Director), M. Paul Martin (Director), Frank Smith (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, Kevin Klingert and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 45, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA, and since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner, and since January 2015, Mr. Egan has been employed by the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011, as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014, and as Head of Morgan Stanley Managed Futures since October 2014. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Wealth Management. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Alper Daglioglu, age 38, has been a Director, and listed as a principal, of the General Partner since December 2010. He served as President of the General Partner from August 2013 through September 2014. Since October 2013, Mr. Daglioglu has also been registered as an associated person of the General Partner, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Since May 2014, Mr. Daglioglu has been listed as a principal and registered as an associated person of each of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Mr. Daglioglu was appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Managing Director as well as Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Mr. Daglioglu has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 40, has been a Director and listed as a principal of the General Partner since August 2013. From August 2013 through September 2014, Mr. Beal served as Chairman of the Board of Directors of the General Partner. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 49, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Harry Handler, age 56, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Kevin Klingert, age 51, has been a Director of the General Partner since October 2014. Mr. Klingert has also served as Managing Director of Morgan Stanley Investment Management, a financial services firm, since December 2007, where his responsibilities include serving as head of the Morgan Stanley Investment Management Liquidity business since July 2010 and as Chief Operating Officer of Morgan Stanley Investment Management’s Traditional Asset Management business, including Long-Only, Alternative Investment Partners, and Global Liquidity, since February 2013. Mr. Klingert has been listed as a principal of Morgan Stanley Investment Management since May 2013. Mr. Klingert has been listed as a principal of the General Partner since October 2014. From June 2008 through July 2010, Mr. Klingert served as the Vice President of the U.S. registered mutual fund family managed by Morgan Stanley Investment Management, where his responsibilities included handling certain administrative matters related to the funds. From April 2008 until July 2010, Mr. Klingert served as the Global Head, Chief Operating Officer and Acting Chief Investment Officer of the Fixed Income Group of Morgan Stanley Investment Management. From December 2007 through July 2010, Mr. Klingert served as the Head of Global Liquidity Portfolio Management and Co-Head of Liquidity Credit Research of Morgan Stanley Investment Management. Mr. Klingert was listed as a principal of Morgan Stanley Hedge Fund Partners Cayman Ltd., a commodity pool operator, from September 2009 to September 2011, where his responsibilities included, along with the company’s other directors, making all management decisions on behalf of the company. From February 2007 until November 2007, Mr. Klingert was on sabbatical. Prior to joining Morgan Stanley Investment Management, Mr. Klingert was Managing Director on the Management Committee and head of Municipal Portfolio Management and Liquidity at BlackRock, Inc., a financial services firm, from October 1991 through January 2007. From March 1985 until October 1991, Mr. Klingert was an Assistant Vice President Municipal Portfolio Manager at Merrill Lynch & Co., Inc., an investment bank. Mr. Klingert received a B.S. in Business Administration from SUNY Oswego in May 1984 and an M.B.A. in Finance from New York University in February 1990.

M. Paul Martin, age 55, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS&Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Frank Smith, age 48, has been a Director of the General Partner since October 2014. Mr. Smith has also served as an Executive Director of Morgan Stanley Investment Management, a financial services firm, since August 2000, where his responsibilities include serving as Treasurer and Chief Financial Officer of Morgan Stanley Funds as well as Executive Director of U.S. Fund Administration. Mr. Smith has been listed as a principal of the General Partner since October 2014. Mr. Smith previously served as a senior manager of the audit group at PricewaterhouseCoopers, an accounting firm, from December 1997 to August 2000. Mr. Smith was responsible for managing the audits of multiple clients while at PricewaterhouseCoopers LLP. Prior to PricewaterhouseCoopers, Mr. Smith was a Fund Administration manager at BlackRock, Inc., a mutual fund complex, from July 1996 to December 1997. At BlackRock he oversaw multiple vendors who performed accounting services for the funds. From December 1994 to July 1996, Mr. Smith served as an audit manager at Coopers & Lybrand, an accounting firm, where he was responsible for managing multiple client audits. After college, Mr. Smith began his career at McGladrey & Pullen, LLP, certified public accountants, where he served as an audit manager from June 1987 to December 1994. At McGladrey & Pullen, he was responsible for managing multiple client audits. Mr. Smith received a B.S. in Accounting from St. John’s University in May 1987.

Feta Zabeli, age 54, has been a Director of the General Partner since October 2014. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli was appointed to the Board of Directors of MSIM Inc., an affiliate of the General Partner, effective January 30, 2015. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. During the fourth quarter of 2014, as compensation for its services, the Partnership began paying the General Partner administrative fees, as described under “Item 1. Business.” During the year ended December 31, 2014, the General Partner earned $32,190 in administrative fees. During the first quarter of 2014, Morgan Stanley Wealth Management, an affiliate of the General Partner and the selling agent for the Partnership, began to receive an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2014, Morgan Stanley Wealth Management earned $636,056 in ongoing selling agent fees from the Partnership. As compensation for its services, the Partnership pays the Advisor management fees and the Special Limited Partner earns a profit share allocation as described under “Item 1. Business.” For the year ended December 31, 2014, the Advisor earned $879,715 in management fees. There was no profit share allocation earned by the Special Limited Partner for the year ended December 31, 2014. The Special Limited Partner will not earn a profit share allocation until the Special Limited Partner recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2015, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2014:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	52.4787	1.1%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) in the years ended December 31, 2014 and 2013 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2014	$65,500
2013	$51,700

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

2014	$24,560
2013	$24,560

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2014 and 2013.

Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012.

Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012.

Notes to Financial Statements

(2)	Exhibits:

	3.1		Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated December 30, 1997 (filed as Exhibit 3.1 to the Partnership Form 10 filed on April 30, 1999 and incorporated herein by reference).

		(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

		(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

		(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

		(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

		(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

		(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

		(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

		(h)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

		(i)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(i) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

		(j)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 7, 2015 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 13, 2015 and incorporated herein by reference).

	3.2	(a)	Amended and Restated Limited Partnership Agreement, dated September 30, 2006 (filed as Exhibit 10.1 to the Form 10-Q filed on November 14, 2006 and incorporated herein by reference).

		(b)	Amendment to the Amended and Restated Limited Partnership Agreement, effective October 1, 2014 (filed as Exhibit 3.2(b) to the quarterly report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

		(c)	Second Amended and Restated Limited Partnership Agreement, dated and effective January 1, 2015 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 7, 2015 and incorporated herein by reference).

	10.1	(a)	Customer Agreement between the Partnership and Smith Barney Inc., dated February 12, 1998 (filed as Exhibit 10.B to the Partnership Form 10 filed on April 30, 1999 and incorporated herein by reference).

		(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 30, 2013 (filed as Exhibit 10.1(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

		(c)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective March 1, 2014 (filed as Exhibit 10.1(c) to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

	10.2	(a)	Agency Agreement among the Partnership, Smith Barney Futures Management Inc. and Smith Barney Inc., dated February 12, 1998 (filed as Exhibit 10.2 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

		(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.2(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

		(c)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 1, 2014 (filed as Exhibit 10.2(c) to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

		(d)	Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.2(d) to the quarterly report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

		(e)	Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective January 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2015 and incorporated herein by reference).

10.3	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated February 9, 1998 (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.4	Advisory Agreement among the Partnership, the General Partner and AAA Capital Management Advisors, Ltd., dated April 3, 2006 (filed as Exhibit 33 to the Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

(a)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Advisors, Ltd. from June 30, 2014 to June 30, 2015 (filed herewith).

(b)	Management Agreement among the Partnership, the General Partner and Pan Capital Management, LP, dated January 6, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2015 and incorporated herein by reference).

16.1	Letter from KPMG LLP (filed as Exhibit 16.1 to the Form 8-K filed on July 1, 2008 and incorporated herein by reference).

16.2	Letter from Pricewaterhouse Coopers LLP (filed as Exhibit 16.1 to the Form 8-K filed on July 23, 2009 and incorporated herein by reference).

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

MANAGED FUTURES PREMIER ENERGY FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director
Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Kevin Klingert	/s/ Alper Daglioglu
Patrick T. Egan	Kevin Klingert	Alper Daglioglu
President and Director	Director	Director
Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015

/s/ Steven Ross	/s/ Colbert Narcisse	/s/ Jeremy Beal
Steven Ross	Colbert Narcisse	Jeremy Beal
Chief Financial Officer	Director	Director
(Principal Accounting Officer) Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015

/s/ M. Paul Martin	/s/ Harry Handler	/s/ Frank Smith
M. Paul Martin	Harry Handler	Frank Smith
Director	Director	Director
Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015

/s/ Feta Zabeli
Feta Zabeli
Director
Ceres Managed Futures LLC
Date: March 30, 2015

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.