Form 10-Q
period 2015-06-30
MANAGED FUTURES PREMIER ENERGY FUND L.P.
filed 2015-08-12
CIK 1057051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes    No X

As of July 31, 2015, 3,711.0411 Limited Partnership Redeemable Units were outstanding.

MANAGED FUTURES PREMIER ENERGY FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Energy Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30,	December 31,
	2015	2014
Assets:
Redemptions receivable from Master (1)	$—	$51,106,431
Cash	—	92,131
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $23,749,627 and $0 at June 30, 2015 and December 31, 2014, respectively)	23,749,627	—
Cash	7,894,845	—
Cash margin	422,955	—
Net unrealized appreciation on open futures contracts	47,410	—
Options purchased, at fair value (cost $54,000 and $0 at June 30, 2015 and December 31, 2014, respectively)	42,390	—

Total trading equity	32,157,227	—

Total assets	$32,157,227	$51,198,562

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premium received $193,700 and $0 at June 30, 2015 and December 31, 2014, respectively)	$130,326	$—
Accrued expenses:
Ongoing selling agent fees	53,378	85,331
Management fees	33,269	37,934
General Partner fees	6,654	10,636
Other	35,741	59,888
Redemptions payable to General Partner	—	124,886
Redemptions payable to Special Limited Partner	—	1,038,273
Redemptions payable to Limited Partners	130,471	8,521,631

Total liabilities	389,839	9,878,579

Partners’ Capital:
General Partner, 40.9807 and 52.4787 unit equivalents outstanding at June 30, 2015 and December 31, 2014, respectively	346,788	459,790
Special Limited Partner, 0.0000 Redeemable Units outstanding at June 30, 2015 and December 31, 2014	—	—
Limited Partners, 3,713.0411 and 4,663.6331 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	31,420,600	40,860,193

Total partners’ capital	31,767,388	41,319,983

Total liabilities and partners’ capital	$32,157,227	$51,198,562

Net asset value per unit	$8,462.23	$8,761.45

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Condensed Schedule of Investments

June 30, 2015

(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy	219	$7,080	0.02%

Total futures contracts purchased		7,080	0.02

Futures Contracts Sold
Energy	198	40,330	0.13

Total futures contracts sold		40,330	0.13

Net unrealized appreciation on open futures contracts		47,410	0.15

Options Purchased
Calls
Energy	270	42,390	0.13

Total options purchased		42,390	0.13

Options Written
Calls
Energy	56	(18,312)	(0.06)
Puts
Energy	198	(112,014)	(0.35)

Total options written		(130,326)	(0.41)

Investment in U.S. Treasury Bills

				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
$23,750,000	10/15/2015	U.S. Treasury bills, 0.005% (Amortized cost of $23,749,627)	23,749,627	74.76

Net Fair Value			$23,709,101	74.63%

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Investment income:
Interest income	$505	$—	$1,203	$—
Interest income allocated from Master	—	2,007	—	6,299

Total investment income	505	2,007	1,203	6,299

Expenses:
Expenses allocated from Master	—	41,077	—	80,480
Clearing fees	86,330	—	137,002	—
Ongoing selling agent fees	167,559	102,230	288,440	184,022
Management fees	104,416	239,381	179,681	501,977
General Partner fees	20,883	—	35,935	—
Other	44,190	45,109	71,583	86,681

Total expenses	423,378	427,797	712,641	853,160

Net investment income (loss)	(422,873)	(425,790)	(711,438)	(846,861)

Trading Results:
Net gains (losses) on trading of commodity interests and as allocated from Master:
Net realized gains (losses) on closed contracts	(458,540)	—	(597,405)	—
Net realized gains (losses) on closed contracts allocated from Master	—	123,048	—	2,201,174
Net change in unrealized gains (losses) on open contracts	114,834	—	99,174	—
Net change in unrealized gains (losses) on open contracts allocated from Master	—	(742,965)	—	(3,007,150)

Total trading results	(343,706)	(619,917)	(498,231)	(805,976)

Net income (loss)	(766,579)	(1,045,707)	(1,209,669)	(1,652,837)
Redemptions—Limited Partners	(2,131,550)	(5,338,599)	(8,243,089)	(13,038,718)
Redemptions—General Partner	—	—	(99,837)	—

Net increase (decrease) in Partners’ Capital	(2,898,129)	(6,384,306)	(9,552,595)	(14,691,555)
Partners’ Capital, beginning of period	34,665,517	64,680,034	41,319,983	72,987,283

Partners’ Capital, end of period	$31,767,388	$58,295,728	$31,767,388	$58,295,728

Net asset value per unit (3,754.0218 and 6,578.9935 units outstanding at June 30, 2015 and 2014, respectively)	$8,462.23	$8,860.89	$8,462.23	$8,860.89

Net income (loss) per unit*	$(194.90)	$(153.67)	$(299.22)	$(232.23)

Weighted average units outstanding	3,919.0791	7,064.2632	4,144.0165	7,396.9313

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

1.    Organization:

Managed Futures Premier Energy Fund L.P. (formerly, AAA Capital Energy Fund L.P.) (the “Partnership”) is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on U.S. exchanges and certain foreign exchanges. The Partnership is authorized to trade commodity futures and options contracts of any kind. In addition, the Partnership may enter into swap contracts on energy-related products. The commodity interests traded by the Partnership are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills. During the initial offering period (February 12, 1998 through March 15, 1998), the Partnership sold 49,538 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2001 and since February 1, 2015, the Partnership has engaged directly in the speculative trading of a diversified portfolio of commodity interests. From September 1, 2001 to December 31, 2014, the Partnership engaged indirectly in such trading through its investment in AAA Master Fund LLC (the “Master”). The Partnership no longer offers Redeemable Units for sale. During 2008, the Special Limited Partner (defined herein) donated 102 Redeemable Units to the limited partners.

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

As of June 30, 2015, all trading decisions for the Partnership are made by Pan Capital Management, LP, a registered commodity trading advisor (“Pan” or the “Advisor”).

On September 1, 2001, the Partnership allocated substantially all of its capital to the Master, a New York limited liability company. The Partnership purchased 128,539.1485 units of the Master with a fair value of $128,539,149 (including unrealized appreciation of $7,323,329). The Master permitted commodity pools managed by AAA Capital Management Advisors, Ltd. (“AAA”) using its Energy Program — Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle. Effective December 31, 2014, AAA ceased to act as the Partnership’s trading advisor, and the Partnership redeemed its entire investment in the Master for cash equal to $51,106,431. In addition, AAA was a special limited partner of the Partnership (in its capacity as special limited partner, the “Special Limited Partner”). Effective December 31, 2014, AAA fully redeemed as a special limited partner from the Partnership. The General Partner was the managing member of the Master (in such capacity, the “Managing Member”).

Effective January 1, 2015, the Partnership changed its name from AAA Capital Energy Fund L.P. to Managed Futures Premier Energy Fund, L.P.

For the period January 1, 2015 to January 31, 2015, the assets of the Partnership were not traded and no fees or expenses were charged to the Partnership, including the monthly ongoing selling agent fee. Effective February 1, 2015, the Partnership allocated $36,959,903 to Pan. As of that date, the Advisor commenced trading the Partnership’s assets directly pursuant to its Energy Trading Program, a proprietary, discretionary trading program. The Advisor will concentrate the Partnership’s trading in energy-related markets. Effective January 1, 2015, the Advisor became a special limited partner of the Partnership. References herein to the “Advisor” and the “Special Limited Partner” may include “Pan” or “AAA,” as applicable.

The General Partner is not aware of any material changes to the trading program during the fiscal quarter ended June 30, 2015.

The Partnership’s commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Effective January 1, 2015, the Partnership entered into a new selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership ceased paying an ongoing selling agent fee calculated by reference to the number of trades executed each month and, instead, began to pay an ongoing selling agent fee based on a percentage of the Partnership’s assets. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of month-end Net Assets. Month-end Net Assets, for purposes of calculating ongoing selling agent fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, profit share allocation accrued, the General Partner fees, other expenses and any redemptions or distributions as of the end of such month. The ongoing selling agent fee is no longer inclusive of floor brokerage.

Effective October 1, 2014, the Partnership commenced paying the General Partner monthly General Partner fees in return for its services equal to 1/12 of 0.25% (0.25% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for purposes of calculating General Partner fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s profit share allocation accrual, the monthly management fees, the General Partner fees and any redemptions or distributions as of the end of such month. Amounts previously referred to as Administrative fees are now referred to as General Partner fees in these financial statements.

Effective March 1, 2014, the Partnership entered into a new Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the MS&Co. Customer Agreement, the Partnership pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (the “clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. All of the Partnership’s assets not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. pays the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills will be retained by the Partnership. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

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

June 30, 2015

(Unaudited)

2.    Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2015, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014.

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

In the financial highlights of the Partnership and the Master, the ongoing selling agent fees and clearing fees of the Partnership and the clearing fees of the Master, which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit are now excluded from net realized and unrealized gains (losses) per unit and included in expenses per unit. This information was previously included as footnotes to the financial highlights tables.

As of December 31, 2014, the Partnership owned approximately 33.0% of the Master, prior to its full redemption from the Master effective December 31, 2014. The performance of the Partnership was directly affected by the performance of the Master. The Master’s trading of futures, swap and option contracts, as applicable, was done primarily on U.S. and foreign commodity exchanges. During the periods covered by this report and during prior periods covered by this report, the Master (prior to the Partnership’s full redemption effective December 31, 2014) and the Partnership engaged in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statement of Financial Condition and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

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

Partnership’s/Master’s Investments – Fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are stated at amortized cost which approximates fair value.

All commodity interests of the Partnership (including derivative financial instruments and derivative commodity instruments) are held, and those of the Master were held, for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in the trading account on the Partnership’s/Master’s Statements of Financial Condition. Net realized gains or losses and any net change in unrealized gains or losses from the preceding period are reported on the Partnership’s/Master’s Statements of Income and Expenses and Changes in Partners’ Capital/Members’ Capital.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) Per Unit: Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The Master’s Statement of Financial Condition as of December 31, 2014 (termination of operations) (liquidation basis) and Statements of Income and Expenses and Changes in Members’ Capital for the three and six months ended June 30, 2014 are presented below:

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

AAA Master Fund LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014
Investment income:
Interest income	$14,172	$43,309

Expenses:
Clearing fees	136,867	262,652
Professional fees	119,513	230,997

Total expenses	256,380	493,649

Net investment income (loss)	(242,208)	(450,340)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	547,562	13,065,211
Net change in unrealized gains (losses) on open contracts	(4,703,525)	(18,321,523)

Total trading results	(4,155,963)	(5,256,312)

Net income (loss)	(4,398,171)	(5,706,652)
Subscriptions	10,510,419	19,010,266
Redemptions	(25,129,597)	(85,873,945)
Distribution of interest income to feeder funds	(14,172)	(43,309)

Net increase (decrease) in Members’ Capital	(19,031,521)	(72,613,640)
Members’ Capital, beginning of period	409,163,485	462,745,604

Members’ Capital, end of period	$390,131,964	$390,131,964

Net asset value per unit (42,476.5618 units outstanding at June 30, 2014)	$9,184.64	$9,184.64

Net income (loss) per unit*	$(102.66)	$(132.01)

Weighted average units outstanding	43,613.4523	45,559.6947

*	Represents the change in net asset value per unit during the period before distribution of interest income to feeder funds.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

3.    Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net realized and unrealized gains (losses)	$(86.75)	$(93.35)	$(122.29)	$(117.39)
Net investment loss	(108.15)	(60.32)	(176.93)	(114.84)

Increase (decrease) for the period	(194.90)	(153.67)	(299.22)	(232.23)
Net asset value per unit, beginning of period	8,657.13	9,014.56	8,761.45	9,093.12

Net asset value per unit, end of period	$8,462.23	$8,860.89	$8,462.23	$8,860.89

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Ratios to average net assets:*
Net investment loss**	(5.1)%	(2.7)%	(4.1)%	(2.6)%

Operating expenses	5.1%	2.7%	4.1%	2.6%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses and allocation to Special Limited Partner	5.1%	2.7%	4.1%	2.6%

Total return:
Total return before allocation to Special Limited Partner	(2.3)%	(1.7)%	(3.4)%	(2.6)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	(2.3)%	(1.7)%	(3.4)%	(2.6)%

*	Annualized (except for allocation to Special Limited Partner, if applicable).

**	Interest income less total expenses.

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Net realized and unrealized gains (losses)	$(96.99)	$(121.75)
Net investment loss	(5.67)	(10.26)

Increase (decrease) for the period	(102.66)	(132.01)
Distribution of interest income to feeder funds	(0.33)	(0.98)
Net asset value per unit, beginning of period	9,287.63	9,317.63

Net asset value per unit, end of period	$9,184.64	$9,184.64

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Ratios to average net assets:*
Net investment loss**	(0.2)%	(0.2)%

Operating expenses	0.3%	0.2%

Total return	(1.1)%	(1.4)%

*	Annualized.

**	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the non-managing member class using each non-managing members’ share of income, expenses and average net assets.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

June 30, 2015

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

All of the commodity interests owned by the Partnership are, and by the Master were, held for trading purposes. The Partnership’s monthly average number of futures contracts traded during the three months ended June 30, 2015 and the period February 1, 2015 to June 30, 2015 were 5,000 and 4,916, respectively. The Master’s monthly average number of futures and exchange-cleared swap contracts traded during the three and six months ended June 30, 2014 were 7,952 and 8,691, respectively. The Partnership’s monthly average number of option contracts traded during the three months ended June 30, 2015 and the period February 1, 2015 to June 30, 2015 were 922 and 864, respectively. The Master’s monthly average number of option contracts traded during the three and six months ended June 30, 2014 were 13,574 and 12,996, respectively. For the period January 1, 2015 to January 31, 2015, the assets of the Partnership were not traded. Due to the change in structure of the Partnership from a “master-feeder” to direct trading as discussed in Note 1, “Organization,” the calculation of the monthly average number of contracts traded as disclosed above is based on each month’s average total number of contracts traded during the month for the Partnership, and for the Master was based on the average number of open contracts as of the end each month.

The Partnership discloses both gross information and net information about financial and derivative instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The following table summarizes the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2015.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged/Received(1)	Net Amount
June 30, 2015

Assets
Futures	$106,540	$(59,130)	$47,410	$—	$—	$47,410
Options purchased	42,390	—	42,390	(42,390)	—	—

Total assets	148,930	(59,130)	89,800	(42,390)	—	47,410

Liabilities
Futures	$(59,130)	$59,130	$—	$—	$—	$—
Options written	(130,326)	—	(130,326)	42,390	—	(87,936)

Total liabilities	(189,456)	59,130	(130,326)	42,390	—	(87,936)

Net fair value						$(40,526	)(1)

(1)	In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s off exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

The following table indicates the Partnership’s gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of June 30, 2015.

	June 30, 2015
Assets
Futures Contracts
Energy	$106,540

Total unrealized appreciation on open futures contracts	106,540

Liabilities
Futures Contracts
Energy	(59,130)

Total unrealized depreciation on open futures contracts	(59,130)

Net unrealized appreciation on open futures contracts	$47,410	*

Assets
Options Purchased
Energy	$42,390

Total options purchased	$42,390	**

Liabilities
Options Written
Energy	$(130,326)

Total options written	$(130,326	)***

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Partnership’s Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” on the Partnership’s Statements of Financial Condition.
***	This amount is in “Options written, at fair value” on the Partnership’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2015 and 2014.

Sector	Three Months Ended June 30, 2015 Gain (loss) from trading		Three Months Ended June 30, 2014 Gain (loss) from trading		Six Months Ended June 30, 2015 Gain (loss) from trading		Six Months Ended June 30, 2014 Gain (loss) from trading
Energy	$(343,706)		$(4,155,963)		$(498,231)		$(5,256,312)

Total	$(343,706	)****	$(4,155,963	)*****	$(498,231	)****	$(5,256,312	)*****

****	This amount is included in “Total trading results” on the Partnership’s Statements of Income and Expenses and Changes in Partners’ Capital.
*****	This amount is included in “Total trading results” on the Master’s Statement of Income and Expenses and Changes in Members’ Capital.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

June 30, 2015

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

The Partnership/Master considers prices for exchange-traded commodity futures, option contracts and swaps to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2015 and December 31, 2014, the Partnership/Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the six months ended June 30, 2015 and for the year ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2. The Master did not hold any investments at December 31, 2014.

June 30, 2015	Total	Level 1	Level 2	Level 3

Assets
Futures	$106,540	$106,540	$—	$—
Options purchased	42,390	42,390	—	—
U.S. Treasury bills	23,749,627	—	23,749,627	—

Total assets	23,898,557	148,930	23,749,627	—

Liabilities
Futures	$59,130	$59,130	$—	$—
Options written	130,326	130,326	—	—

Total liabilities	189,456	189,456	—	—

Net fair value	$23,709,101	$(40,526)	$23,749,627	$—

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

6.    Financial Instrument Risks:

In the normal course of business, the Partnership is, and through its investment in the Master prior to its full redemption effective December 31, 2014 was, party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, options, U.S. Treasury bills and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may trade on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized option and swap contracts. Certain swap contracts may also trade on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and include certain option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s current contracts are traded OTC, although contracts may be traded OTC in the future.

The Partnership trades and the Master traded futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) are made or received by the Partnership on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. The Master made and received variation margin payments and, when a contract was closed, recorded a realized gain or loss in the same manner as does the Partnership. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Master’s Statements of Income and Expenses and Changes in Members’ Capital and the Partnership’s Statements of Income and Expenses and Changes in Partners’ Capital.

The Partnership is permitted and the Master was permitted to purchase and write (sell), both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes and the Master wrote an option, the premium received is or was recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases and the Master purchased an option, the premium paid is or was recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Master’s Statements of Income and Expenses and Changes in Members’ Capital and the Partnership’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

June 30, 2015

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

The Advisor concentrates, and AAA concentrated, the Partnership’s/Master’s trading in energy related markets. Concentration in a limited number of commodity interests may have subjected the Partnership’s/Master’s account to greater volatility than if a more diversified portfolio of contracts had been traded on behalf of the Partnership/Master. The Partnership continues to be subject to such risk. As both a buyer and seller of options, the Partnership/Master paid or received a premium at the outset and then assumed the risk of unfavorable changes in the price of the contract underlying the option. Written options exposed the Partnership/Master to potentially unlimited liability; for purchased options, the risk of loss was limited to the premiums paid. Certain written put options permitted cash settlement and did not require the option holder to own the reference asset. The Partnership/Master did not consider these contracts to be guarantees. The Partnership continues to be subject to the risks described above.

The General Partner monitors and attempts to control, and the Managing Member monitored and attempted to control, the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, each believes that it had effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may have been subject. These monitoring systems generally allowed the General Partner/Managing Member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provided account analysis of futures, exchange cleared swap and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments matured within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not have been held to maturity.

7.    Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than the event listed below, there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

On or about July 31, 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership. The General Partner does not expect that such additional expense will have a material impact on the Partnership’s break-even point.

Item 2. Management’s	Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading accounts, consisting of cash and cash margin, net unrealized appreciation on open future contracts, net unrealized appreciation on open forward contracts, options purchased, and U.S. Treasury bills, if applicable. As of December 31, 2014, the Master did not engage in the sale of goods or services. The Master’s only asset was cash. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2015, Partnership capital decreased 23.1% from $41,319,983 to $31,767,388. This decrease was attributable to redemptions of 950.5920 Redeemable Units resulting in an outflow of $8,243,089 and redemptions of 11.4980 General Partner unit equivalents totaling $99,837, coupled with the net loss of $1,209,669. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s second quarter of 2015, the net asset value per unit decreased 2.3% from $8,657.13 to $8,462.23 as compared to a decrease of 1.7% in the same period of 2014. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2015 of $343,706. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas. The Partnership, for its own account through its investment in the Master, prior to its full redemption effective December 31, 2014, experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2014 of $619,917. Losses were primarily attributable to the Master’s trading of commodity futures in Brent Crude Oil and NYMEX Gasoline, and were partially offset by gains in NYMEX Crude Oil, NYMEX Heating Oil and NYMEX Natural Gas.

The most significant losses were incurred during June after industry reports released in the second week of the month showed that natural gas rig counts continued to fall in the U.S. These reports, coupled with increased demand from the electric power sector driven by an increase in hotter weather in much of the U.S., pushed natural gas prices higher in the middle of June and resulted in losses for the Partnership’s short positions. By the end of June the Partnership’s positioning had moved to a net long bias and was adversely affected by a decrease in prices driven by mild weather decreasing demand from homes and businesses. Losses during April were recorded as there was no clear directional move in natural gas prices. Inconsistent fundamental drivers and uncharacteristic price movements combined to create a choppy price environment which resulted in the Partnership’s losses for the month. During May, a fall in natural gas prices early in the month, driven by decreased demand due to mild weather in the U.S., profited the Partnership’s bearish positioning. However industry reports later in the month, which indicated the current gas injection season was lagging, resulted in a spike in natural gas prices that resulted in the Partnership’s short positioning to record net trading losses for the month.

During the six months ended June 30, 2015, the net asset value per unit decreased 3.4% from $8,761.45 to $8,462.23 as compared to a decrease of 2.6% in the same period of 2014. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2015 of $498,231. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas. The Partnership, for its own account through its investment in the Master, prior to its full redemption effective December 31, 2014, experienced a net trading loss before brokerage commissions and related fees in the six months ended June 30, 2014 of $805,976. Losses were primarily attributable to the Master’s trading of commodity futures in IPE Brent Crude Oil and were partially offset by gains in NYMEX Crude Oil, NYMEX Gasoline, NYMEX Heating Oil and NYMEX Natural Gas.

        The Partnership recorded the most significant losses during February. Losses were incurred at the start of the February due to short positions in natural gas futures after severe weather in the U.S. Midwest and Northeast spurred demand for heating from homes and businesses. In the middle of February, weather again drove natural gas prices higher as much of the country faced colder-than-normal temperatures. Additionally, an industry report released mid-month indicated that the number of working natural gas rigs in the U.S. decreased during January adding further upward pressure to gas prices. Additional losses were recorded during June as an increase in prices early in the month resulted in losses for the Partnership’s short-biased positions. Later in June, following a move to a net long positioning, the Partnership recorded losses as prices moved lower on weak cooling demand driven by mild weather in much of the U.S. The Partnership’s short positions also recorded losses during April and May. A portion of the Partnership’s losses during the first six months of the year was offset by gains achieved during March as a fall in natural gas prices at the start of the month positively affected short positions. The Partnership’s short positioning bias also benefitted from the release of an Energy Information Agency report in the middle of March which indicated that residential and business natural gas consumption fell during the early stages of the month. Mild weather that blanketed many of the major gas consuming regions in the U.S. throughout March combined with the release of a report which showed that natural gas inventories advanced from the same period in the previous year to help the Partnership’s short positions record profits during the latter half of March.

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

Ongoing selling agent fees were based on the number of trades executed by AAA and the Partnership’s ownership percentage of the Master, prior to its full redemption effective December 31, 2014. Effective December 31, 2014, the Partnership ceased paying an ongoing selling agent fee calculated by reference to the number of trades executed each month and, instead, effective February 1, 2015, began to pay an ongoing selling based on a percentage of the Partnership’s assets. Ongoing selling agent fees for the three and six months ended June 30, 2015 increased by $65,329 and $104,418, respectively, as compared to the corresponding periods in 2014. No ongoing selling agent fees were charged for the period from January 1, 2015 to January 31, 2015. This increase is primarily due to the change in the calculation methodology during the three and six months ended June 30, 2015 as compared to the corresponding periods in 2014.

Interest income on 80% of the Partnership’s average daily equity allocated to it either directly or through its investment in the Master, prior to its full redemption effective December 31, 2014 during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills purchased will be retained by the Partnership. Interest income earned directly or allocated from the Master for the three and six months ended June 30, 2015 decreased by $1,502 and $5,096, respectively, as compared to the corresponding periods in 2014. The decrease in interest income is primarily due to lower average daily equity for the Partnership during the three and six months ended June 30, 2015 as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which the Partnership and MS&Co. have no control.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2015 decreased by $134,965 and $322,296, respectively, as compared to the corresponding periods in 2014. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014. In addition, no management fee was charged to the Partnership for the period from January 1, 2015 to January 31, 2015.

Fees are paid to the General Partner for administering the business and affairs of the Partnership, including, among other things, selecting, appointing and terminating the Partnership’s Advisor and monitoring the activities of the Advisor. General Partner fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and is affected by trading performance and redemptions. Accordingly, it must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and six months ended June 30, 2015 was $20,883 and $35,935, respectively. No General Partner fees were charged to the Partnership for the period from January 1, 2015 to January 31, 2015. This is a new fee implemented by the Partnership effective October 1, 2014.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor/AAA at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor/AAA. There were no profit share allocations made for the three and six months ended June 30, 2015 and 2014. The Special Limited Partner will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The Partnership does and the Master did rapidly acquire and liquidate both long and short positions in a range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and Master’s past performance is not necessarily indicative of the Partnership’s future results.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2015, and the highest, lowest and average value during the three months ended June 30, 2015. All open position trading risk exposures of the Partnership’s have been included in calculating the figures set forth below. As of December 31, 2014, the Master no longer traded any of the Partnership’s assets. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

As of June 30, 2015, the Partnership’s total capitalization was $31,767,388.

June 30, 2015

			Three Months Ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$422,955	1.33%	$2,560,901	$83,270	$837,443

Total	$422,955	1.33%

*	Average monthly Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the U.S. Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

The Company has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. While the Company and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that the Company and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by the Company. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay the IL AG approximately $88 million. The Company does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company does not agree with NYAG’s allegations and has presented defenses to them to NYAG.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $63 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $63 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $590 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $590 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $283 million, and the certificates had incurred actual losses of approximately $80 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $200 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $200 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or its affiliates or sold to plaintiff’s affiliates’ clients by the Company and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and was pending in the SDNY. On January 31, 2014, the plaintiffs filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company and certain affiliates. A complaint against the Company and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, NY County styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 — April 30, 2015	20.7500	$8,562.62	N/A	N/A
May 1, 2015 — May 31, 2015	214.0840	$8,517.24	N/A	N/A
June 1, 2015 — June 30, 2015	15.4180	$8,462.23	N/A	N/A
	250.2520	$8,517.61	N/A	N/A

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

10.5 — Master Services Agreement, by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

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

Date: August 12, 2015

By: /s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date: August 12, 2015