Form 10-Q
period 2015-09-30
MANAGED FUTURES PREMIER ENERGY FUND L.P.
filed 2015-11-12
CIK 1057051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes    No X

As of October 31, 2015, 3,512.2361 Limited Partnership Redeemable Units were outstanding.

MANAGED FUTURES PREMIER ENERGY FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Energy Fund L.P.

Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2015	2014
Assets:
Redemptions receivable from Master (1)	$-	$51,106,431
Cash	-	92,131
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $23,749,627 and $0 at September 30, 2015 and December 31, 2014, respectively)	23,750,407	-
Cash	6,604,159	-
Cash margin	218,901	-
Options purchased, at fair value (cost $52,200 and $0 at September 30, 2015 and December 31, 2014, respectively)	86,472	-

Total trading equity	30,659,939	-
Interest receivable	19	-

Total assets	$30,659,958	$51,198,562

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$15,734	$-
Options written, at fair value (premium received $88,380 and $0 at September 30, 2015 and December 31, 2014, respectively)	133,488	-
Accrued expenses:
Ongoing selling agent fees	50,851	85,331
Management fees	31,691	37,934
General Partner fees	6,338	10,636
Other	36,866	59,888
Redemptions payable to General Partner	-	124,886
Redemptions payable to Special Limited Partner	-	1,038,273
Redemptions payable to Limited Partners	345,529	8,521,631

Total liabilities	620,497	9,878,579

Partners’ Capital:
General Partner, 40.9807 and 52.4787 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	341,650	459,790
Special Limited Partner, 0.0000 Redeemable Units outstanding at September 30, 2015 and December 31, 2014	-	-
Limited Partners, 3,562.2361 and 4,663.6331 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	29,697,811	40,860,193

Total partners’ capital	30,039,461	41,319,983

Total liabilities and partners’ capital	$30,659,958	$51,198,562

Net asset value per unit	$8,336.85	$8,761.45

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Condensed Schedule of Investments

September 30, 2015

(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	122	$(62,326)	(0.21)%

Total futures contracts purchased		(62,326)	(0.21)

Futures Contracts Sold
Energy	71	46,592	0.16

Total futures contracts sold		46,592	0.16

Net unrealized depreciation on open futures contracts		(15,734)	(0.05)

Options Purchased
Calls
Energy	54	31,968	0.11
Puts
Energy	36	54,504	0.18

Total options purchased		86,472	0.29

Options Written
Calls
Energy	54	(19,116)	(0.06)
Puts
Energy	144	(114,372)	(0.38)

Total options written		(133,488)	(0.44)

Investment in U.S. Treasury Bills

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$23,750,000	10/15/15	U.S. Treasury bills, 0.005% (Amortized cost of $23,749,627)	23,750,407	79.06

Net Fair Value			$23,687,657	78.86%

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Investment income:
Interest income	$981	$-	$2,184	$-
Interest income allocated from Master	-	1,415	-	7,714

Total investment income	981	1,415	2,184	7,714

Expenses:
Expenses allocated from Master	-	76,922	-	157,402
Clearing fees	100,060	-	237,062	-
Ongoing selling agent fees	156,023	321,846	444,463	505,868
Management fees	97,261	210,476	276,942	712,453
General Partner fees	19,452	-	55,387	-
Other	72,207	27,288	143,790	113,969

Total expenses	445,003	636,532	1,157,644	1,489,692

Net investment income (loss)	(444,022)	(635,117)	(1,155,460)	(1,481,978)

Trading Results:
Net gains (losses) on trading of commodity interests and as allocated from Master:
Net realized gains (losses) on closed contracts	102,314	-	(495,091)	-
Net realized gains (losses) on closed contracts allocated from Master	-	(709,533)	-	1,491,641
Net change in unrealized gains (losses) on open contracts	(125,744)	-	(26,570)	-
Net change in unrealized gains (losses) on open contracts allocated from Master	-	(425,087)	-	(3,432,237)

Total trading results	(23,430)	(1,134,620)	(521,661)	(1,940,596)

Net income (loss)	(467,452)	(1,769,737)	(1,677,121)	(3,422,574)
Redemptions - Limited Partners	(1,260,475)	(3,350,023)	(9,503,564)	(16,388,741)
Redemptions - General Partner	-	(520,038)	(99,837)	(520,038)

Net increase (decrease) in Partners’ Capital	(1,727,927)	(5,639,798)	(11,280,522)	(20,331,353)
Partners’ Capital, beginning of period	31,767,388	58,295,728	41,319,983	72,987,283

Partners’ Capital, end of period	$30,039,461	$52,655,930	$30,039,461	$52,655,930

Net asset value per unit (3,603.2168 and 6,103.9205 units outstanding at September 30, 2015 and 2014, respectively)	$8,336.85	$8,588.58	$8,336.85	$8,588.58

Net income (loss) per unit*	$(125.38)	$(272.31)	$(424.60)	$(504.54)

Weighted average units outstanding	3,716.9021	6,474.9035	4,001.6450	7,089.5887

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

September 30, 2015

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

As of September 30, 2015, all trading decisions for the Partnership are made by Pan Capital Management, LP, a registered commodity trading advisor (“Pan” or the “Advisor”).

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

The General Partner is not aware of any material changes to the trading program during the fiscal quarter ended September 30, 2015.

The Partnership’s commodity broker is Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”), a registered futures commission merchant.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Effective January 1, 2015, the Partnership entered into a new selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership ceased paying an ongoing selling agent fee calculated by reference to the number of trades executed each month and, instead, began to pay an ongoing selling agent fee based on a percentage of the Partnership’s assets. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of month-end Net Assets. Month-end Net Assets, for purposes of calculating ongoing selling agent fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, profit share allocation accrued, the General Partner fees (formerly, the Administrative fees), other expenses and any redemptions or distributions as of the end of such month. The ongoing selling agent fee is no longer inclusive of floor brokerage fees.

Effective October 1, 2014, the Partnership commenced paying the General Partner a monthly fee in return for its services equal to 1/12 of 0.25% (0.25% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for purposes of calculating General Partner fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s profit share allocation accrual, the monthly management fees, the General Partner fees and any redemptions or distributions as of the end of such month.

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership.

2.    Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014.

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

In the financial highlights of the Partnership and the Master, the ongoing selling agent fees and clearing fees of the Partnership and the clearing fees of the Master, which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit are now excluded from net realized and unrealized gains (losses) per unit and included in net investment loss per unit. This information was previously included as footnotes to the financial highlights tables.

As of December 31, 2014, the Partnership owned approximately 33.0% of the Master, prior to its full redemption from the Master effective December 31, 2014. The performance of the Partnership was directly affected by the performance of the Master. The Master’s trading of futures, swaps and option contracts, as applicable, was done primarily on U.S. and foreign commodity exchanges. During the periods covered by this report and during prior periods covered by this report, the Master (prior to the Partnership’s full redemption effective December 31, 2014) and the Partnership engaged in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statement of Financial Condition and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

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

Partnership’s/Master’s Investments – Fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the last business day of the reporting period.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013- 08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The Master’s Statement of Financial Condition as of December 31, 2014 (termination of operations) (liquidation basis) and Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2014 are presented below:

AAA Master Fund LLC

Statement of Financial Condition

December 31,
2014*
Assets:
Equity in trading account:
Cash	$154,899,638

Total assets	$154,899,638

Liabilities and Members’ Capital:
Liabilities:
Accrued expenses:
Clearing fees due to MS&Co.	$8,693
Professional fees	85,774
Liquidation redemptions payable	154,805,171

Total liabilities	154,899,638

Members’ Capital:
Members’ Capital, 0.0000 units outstanding at December 31, 2014	-

Total liabilities and members’ capital	$154,899,638

Net asset value per unit	$-

*	Presented on a liquidation basis of accounting.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

AAA Master Fund LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014
Investment income:
Interest income	$10,418	$53,727

Expenses:
Clearing fees	452,324	714,976
Professional fees	46,054	277,051

Total expenses	498,378	992,027

Net investment income (loss)	(487,960)	(938,300)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(4,766,568)	8,298,643
Change in net unrealized gains (losses) on open contracts	(2,605,773)	(20,927,296)

Total trading results	(7,372,341)	(12,628,653)

Net income (loss)	(7,860,301)	(13,566,953)
Subscriptions	650,643	19,660,909
Redemptions	(31,059,733)	(116,933,678)
Distribution of interest income to feeder funds	(10,418)	(53,727)

Net increase (decrease) in Members’ Capital	(38,279,809)	(110,893,449)
Members’ Capital, beginning of period	390,131,964	462,745,604

Members’ Capital, end of period	$351,852,155	$351,852,155

Net asset value per unit (39,130.5686 units outstanding at September 30, 2014)	$8,991.75	$8,991.75

Net income (loss) per unit*	$(192.63)	$(324.64)

Weighted average units outstanding	41,551.9917	44,223.7937

*	Represents the change in net asset value per unit during the period before distribution of interest income to feeder funds.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

3.    Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net realized and unrealized gains (losses)	$(5.86)	$(174.16)	$(128.15)	$(291.55)
Net investment loss	(119.52)	(98.15)	(296.45)	(212.99)

Increase (decrease) for the period	(125.38)	(272.31)	(424.60)	(504.54)
Net asset value per unit, beginning of period	8,462.23	8,860.89	8,761.45	9,093.12

Net asset Value per unit, end of period	$8,336.85	$8,588.58	$8,336.85	$8,588.58

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Ratios to Average Net Assets:*
Net investment loss**	(5.7)%	(4.6)%	(4.6)%	(3.2)%

Operating expenses	5.7%	4.6%	4.6%	3.2%
Allocation to Special Limited Partner	-%	-%	-%	-%

Total expenses and allocation to Special Limited Partner	5.7%	4.6%	4.6%	3.2%

Total return:
Total return before allocation to Special Limited Partner	(1.5)%	(3.1)%	(4.8)%	(5.5)%
Allocation to Special Limited Partner	-%	-%	-%	-%

Total return after allocation to Special Limited Partner	(1.5)%	(3.1)%	(4.8)%	(5.5)%

*	Annualized (except for allocation to Special Limited Partner, if applicable).

**	Interest income less total expenses.

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014
Net realized and unrealized gains (losses)	$(191.78)	$(319.50)
Net investment loss	(0.85)	(5.14)

Increase (decrease) for the period	(192.63)	(324.64)
Distribution of interest income to feeder funds	(0.26)	(1.24)
Net asset value per unit, beginning of period	9,184.64	9,317.63

Net asset value per unit, end of period	$8,991.75	$8,991.75

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Ratios to average net assets:*
Net investment loss	(0.5)%	(0.3)%

Operating expenses	0.5%	0.3%

Total return	(2.1)%	(3.5)%

*	Annualized.

**	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the non-managing member class using each non-managing members’ share of income, expenses and average net assets.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

September 30, 2015

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

All of the commodity interests owned by the Partnership are, and by the Master were, held for trading purposes. The Partnership’s monthly average number of futures contracts traded during the three months ended September 30, 2015 and the period February 1, 2015 to September 30, 2015 were 5,885 and 5,280, respectively. The Master’s monthly average number of futures and exchange-cleared swap contracts traded during the three and nine months ended September 30, 2014 were 20,059 and 12,480, respectively. The Partnership’s monthly average number of option contracts traded during the three months ended September 30, 2015 and the period February 1, 2015 to September 30, 2015 were 1,189 and 986, respectively. The Master’s monthly average number of option contracts traded during the three and nine months ended September 30, 2014 were 22,313 and 16,101, respectively. For the period January 1, 2015 to January 31, 2015, the assets of the Partnership were not traded. Due to the change in structure of the Partnership from a “master-feeder” to direct trading as discussed in Note 1, “Organization,” the calculation of the monthly average number of contracts traded as disclosed above is based on each month’s average total number of contracts traded during the month for the Partnership, and for the Master was based on the average number of open contracts as of the end each month.

The Partnership discloses both gross information and net information about financial and derivative instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The following table summarizes the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2015.

		Gross Amounts Offset in	Amounts Presented in	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2015	Gross Amounts Recognized	the Statements of Financial Condition	the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged/Received (1)	Net Amount
Assets
Futures	$48,993	$(48,993)	$-	$-	$-	$-
Options purchased	86,472	-	86,472	(86,472)	-	-

Total assets	135,465	(48,993)	86,472	(86,472)	-	-

Liabilities
Futures	$(64,727)	$48,993	$(15,734)	$-	$-	$(15,734)
Options written	(133,488)	-	(133,488)	86,472	-	(47,016)

Total liabilities	(198,215)	48,993	(149,222)	86,472	-	(62,750)

Net fair value						$(62,750)	(1)

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The following table indicates the Partnership’s gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2015.

	September 30, 2015
Assets
Futures Contracts
Energy	$48,993

Total unrealized appreciation on open futures contracts	48,993

Liabilities
Futures Contracts
Energy	(64,727)

Total unrealized depreciation on open futures contracts	(64,727)

Net unrealized depreciation on open futures contracts	$(15,734)	*

Assets
Options Purchased
Energy	$86,472

Total options purchased	$86,472	**

Liabilities
Options Written
Energy	$(133,488)

Total options written	$(133,488)	***

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Partnership’s Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” on the Partnership’s Statements of Financial Condition.
***	This amount is in “Options written, at fair value” on the Partnership’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2015 and 2014.

Sector	Three Months Ended September 30, 2015 Gain (loss) from trading		Three Months Ended September 30, 2014 Gain (loss) from trading		Nine Months Ended September 30, 2015 Gain (loss) from trading		Nine Months Ended September 30, 2014 Gain (loss) from trading
Energy	$(23,430)		$(7,372,341)		$(521,661)		$(12,628,653)

Total	$(23,430)	****	$(7,372,341)	*****	$(521,661)	****	$(12,628,653)	*****

****	This amount is included in “Total trading results” on the Partnership’s Statements of Income and Expenses and Changes in Partners’ Capital.
*****	This amount is included in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Members’ Capital.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

September 30, 2015

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

The Partnership/Master considers prices for exchange-traded commodity futures, option contracts and swaps to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2015 and December 31, 2014, the Partnership/Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the nine months ended September 30, 2015 and for the year ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2. The Master did not hold any investments at December 31, 2014.

September 30, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$48,993	$48,993	$-	$-
Options purchased	86,472	86,472	-	-
U.S. Treasury bills	23,750,407	-	23,750,407	-

Total assets	23,885,872	135,465	23,750,407	-

Liabilities
Futures	64,727	64,727	-	-
Options written	133,488	133,488	-	-

Total liabilities	198,215	198,215	-	-

Net fair value	$23,687,657	$(62,750)	$23,750,407	$-

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased, U.S. Treasury bills, and interest receivable, if applicable. As of December 31, 2014, the Master did not engage in the sale of goods or services. The Master’s only asset was cash. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2015, Partnership capital decreased 27.3% from $41,319,983 to $30,039,461. This decrease was attributable to redemptions of 1,101.3970 Redeemable Units resulting in an outflow of $9,503,564 and redemptions of 11.4980 General Partner Redeemable Units totaling $99,837, coupled with the net loss of $1,677,121. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2015, the net asset value per unit decreased 1.5% from $8,462.23 to $8,336.85 as compared to a decrease of 3.1% in the same period of 2014. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2015 of $23,430. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas. The Partnership, for its own account through its investment in the Master, prior to its full redemption effective December 31, 2014, experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2014 of $1,134,620. Losses were primarily attributable to the Master’s trading of commodity futures in Brent Crude Oil, NYMEX Gasoline, and NYMEX Natural Gas and were partially offset by gains in NYMEX Heating Oil and NYMEX Crude Oil.

The most significant losses were incurred during July from a long positioning bias in natural gas futures. The Partnership entered July with a net long positioning bias in natural gas markets. A fall in gas prices early in the month, driven by robust supplies, mild temperatures, and low holiday demand in the U.S., negatively affected the Partnership’s positions. Consequently, the Partnership recorded its largest losses of the quarter during this timeframe. Smaller losses were experienced during August as natural gas prices declined throughout the second half of the month as natural gas prices fell on declining demand as many portions of the U.S. experienced mild weather. The U.S. Energy Information Agency also released a report in the middle of August which cut its forecast for gas prices for 2015 after data showed U.S. natural gas production would reach record levels this year. During September, the Partnership recorded slight losses on choppy natural gas price action throughout the month.

During the nine months ended September 30, 2015, the net asset value per unit decreased 4.8% from $8,761.45 to $8,336.85 as compared to a decrease of 5.5% in the same period of 2014. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2015 of $521,661. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas. The Partnership, for its own account through its investment in the Master, prior to its full redemption effective December 31, 2014, experienced a net trading loss before brokerage commissions and related fees in the nine months ended September 30, 2014 of $1,940,596. Losses were primarily attributable to the Master’s trading of commodity futures in IPE Brent Crude Oil and NYMEX Gasoline and were partially offset by gains in NYMEX Heating Oil, NYMEX Crude Oil and NYMEX Natural Gas.

The Partnership recorded the most significant losses during February. Losses were incurred at the start of the February due to short positions in natural gas futures after severe weather in the U.S. Midwest and Northeast spurred demand for heating from homes and businesses. In the middle of February, weather again drove natural gas prices higher as much of the country faced colder-than-normal temperatures. Additionally, an industry report released mid-month indicated that the number of working natural gas rigs in the U.S. decreased during January adding further upward pressure to gas prices. Additional losses were recorded during June as an increase in prices early in the month resulted in losses for the Partnership’s short-biased positions. Later in June, following a move to a net long positioning, the Partnership recorded losses as prices moved lower on weak cooling demand driven by mild weather in much of the U.S. Losses were also incurred during July as falling natural gas prices driven by robust supplies, mild temperatures, and low demand in the U.S. negatively affected the Partnership’s net long bias during the month. The Partnership’s natural gas positions also recorded smaller losses during April, May, August, and September. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved during March as a fall in natural gas prices at the start of the month positively affected short positions. The Partnership’s short positioning bias also benefitted from the release of an Energy Information Agency report in the middle of March which indicated that residential and business natural gas consumption fell during the early stages of the month. Mild weather that blanketed many of the major gas consuming regions in the U.S. throughout March combined with the release of a report which showed that natural gas inventories advanced from the same period in the previous year to help the Partnership’s short positions record profits during the latter half of March.

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

Ongoing selling agent fees were based on the number of trades executed by AAA and the Partnership’s ownership percentage of the Master, prior to its full redemption effective December 31, 2014. Effective December 31, 2014, the Partnership ceased paying an ongoing selling agent fee calculated by reference to the number of trades executed each month and, instead, effective February 1, 2015, began to pay an ongoing selling based on a percentage of the Partnership’s assets. Ongoing selling agent fees for the three and nine months ended September 30, 2015 decreased by $165,823 and $61,405, respectively, as compared to the corresponding periods in 2014. No ongoing selling agent fees were charged for the period from January 1, 2015 to January 31, 2015. This decrease is primarily due to lower average net assets during the three and nine months ended September 30, 2015 as compared to the corresponding periods in 2014.

Interest income on 80% of the Partnership’s average daily equity allocated to it either directly or through its investment in the Master, prior to its full redemption effective December 31, 2014 during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills purchased will be retained by the Partnership. Interest income earned directly or allocated from the Master for the three and nine months ended September 30, 2015 decreased by $434 and $5,530, respectively, as compared to the corresponding periods in 2014. The decrease in interest income is primarily due to lower average daily equity for the Partnership during the three and nine months ended September 30, 2015 as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which the Partnership and MS&Co. have no control.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2015 decreased by $113,215 and $435,511, respectively, as compared to the corresponding periods in 2014. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014. In addition, no management fee was charged to the Partnership for the period from January 1, 2015 to January 31, 2015.

Fees are paid to the General Partner for administering the business and affairs of the Partnership, including, among other things, selecting, appointing and terminating the Partnership’s Advisor and monitoring the activities of the Advisor. General Partner fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and is affected by trading performance and redemptions. Accordingly, it must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and nine months ended September 30, 2015 was $19,452 and $55,387, respectively. No General Partner fees were charged to the Partnership for the period from January 1, 2015 to January 31, 2015. This is a new fee implemented by the Partnership effective October 1, 2014.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor/AAA at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor/AAA. There were no profit share allocations made for the three and nine months ended September 30, 2015 and 2014. The Special Limited Partner will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2015, and the highest, lowest and average value during the three months ended September 30, 2015. All open position trading risk exposures of the Partnership’s have been included in calculating the figures set forth below. As of December 31, 2014, the Master no longer traded any of the Partnership’s assets. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

As of September 30, 2015, the Partnership’s total capitalization was $30,039,461.

September 30, 2015

			Three Months Ended September 30, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$218,901	0.73%	$1,747,111	$114,566	$698,793

Total	$218,901	0.73%

*	Average monthly Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting other than the engagement of an Administrator to provide the services described in Note 1 of Item 1 of this Part under the supervision of the General Partner.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that the Company violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $61 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $61 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company appealed from the portion of the Court’s decision denying the Company’s motion to dismiss. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $29 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $29 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

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

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

Item 1A.     Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable Units	Price Paid per	of Publicly Announced	Purchased Under the
Period	Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2015 - July 31, 2015	2.0000	$8,385.32	N/A	N/A
August 1, 2015 - August 31, 2015	107.3590	$8,366.09	N/A	N/A
September 1, 2015 - September 30, 2015	41.4460	$8,336.85	N/A	N/A
	150.8050	$8,358.31	N/A	N/A

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

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Change to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(d) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate to Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(g) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(h)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(i)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(i) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

(j)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated January 7, 2015 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 13, 2015 and incorporated herein by reference).

3.2(a) — Amended and Restated Limited Partnership Agreement, dated September 30, 2006 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2006 and incorporated herein by reference).

(b) — Amendment to the Amended and Restated Limited Partnership Agreement, effective October 1, 2014 (filed as Exhibit 3.2 (b) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

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

(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 30, 2013 (filed as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(c)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective March 1, 2014 (filed as Exhibit 10.1(c) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

(d)	U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

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

10.5 — Amended and Restated Master Services Agreement, by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

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

Date: November 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date: November 12, 2015