Form 10-K
period 2015-12-31
MANAGED FUTURES PREMIER ENERGY FUND L.P.
filed 2016-03-28
CIK 1057051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐    No ☑

Limited Partnership Redeemable Units with an aggregate value of $31,420,600 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2016, 3,017.7601 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Managed Futures Premier Energy Fund L.P. (formerly, AAA Capital Energy Fund L.P.) (the “Partnership”) is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on U.S. exchanges and certain foreign exchanges. The Partnership is authorized to trade commodity futures and option contracts of any kind. In addition, the Partnership may enter into swap contracts on energy-related products. The commodity interests traded by the Partnership are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period (February 12, 1998 through March 15, 1998), the Partnership sold 49,538 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2001 and since February 1, 2015, the Partnership has engaged directly in the speculative trading of a diversified portfolio of commodity interests. From September 1, 2001 to December 31, 2014, the Partnership engaged indirectly in such trading through its investment in AAA Master Fund LLC (the “Master”). No securities which represent an equity interest or any other interest in the Partnership trade on any public market. The Partnership no longer offers Redeemable Units for sale. During 2008, the Special Limited Partner (defined herein) donated 102 Redeemable Units to the limited partners.

Redemptions of Limited Partner Redeemable Units, Special Limited Partner Redeemable Units and General Partner Redeemable Units for the years ended December 31, 2015, 2014 and 2013 are reported in the Statements of Changes in Partners’ Capital on page 24 under “Item 8. Financial Statements and Supplementary Data.”

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

During the years ended December 31, 2015 and 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

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

For the period January 1, 2015 through December 31, 2015, the approximate average market sector allocation for the Partnership was 100% energy.

At December 31, 2014, the Partnership owned approximately 33.0% of the Master, prior to its full redemption from the Master effective December 31, 2014. The performance of the Partnership was directly affected by the performance of the Master. The Master’s trading of futures, swap and option contracts, if applicable, on commodities was done primarily on U.S. commodity exchanges and foreign commodity exchanges.

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership.

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly fee (formerly, the Administrative fees) in return for its services equal to 1/12 of 0.25% (0.25% per year) of month-end net assets of the Partnership. Month-end net assets, for purposes of calculating General Partner fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s monthly management fee, the current month’s profit share accrual, the General Partner fee and any redemptions or distributions, as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000.

The General Partner, on behalf of the Partnership, entered into a management agreement with AAA (the “AAA Management Agreement”), a registered commodity trading advisor. The Partnership paid AAA a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to AAA. Prior to January 1, 2013, AAA received a monthly management fee equal to 1/6 of 1% (2.0% per year) of month-end net assets allocated to AAA. Month-end net assets, for the purpose of calculating management fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s profit share allocation accrual, the monthly management fee, the General Partner fee and any redemption or distributions as of the end of such month.

In addition, AAA was a Special Limited Partner of the Partnership, prior to its full redemption effective December 31, 2014, and received a quarterly profit share allocation to its capital account in the Partnership, the value of which was equal to 20% of New Trading Profits, as defined in the AAA Management Agreement, earned on behalf of the Partnership during each calendar quarter and issued as Special Limited Partner Redeemable Units. The AAA Management Agreement was in effect until December 31, 2014.

The General Partner, on behalf of the Partnership, entered into a management agreement with Pan (the “Pan Management Agreement”), a registered commodity trading advisor. The Partnership pays Pan a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end net assets. The Pan Management Agreement can be terminated upon notice by either party.

In addition, the Partnership also allocates to Pan, in its capacity as the Special Limited Partner, a profit share allocation of 20% of New Trading Profits earned by Pan each calendar quarter.

In allocating substantially all of the assets of the Partnership to Pan, the General Partner considers, among other factors, Pan’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner can modify or terminate the allocation of assets to Pan at any time.

Effective January 1, 2015, the Partnership entered into a new selling agreement with Morgan Stanley Wealth Management, (the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership ceased paying an ongoing selling agent fee calculated by reference to the number of trades executed each month and, instead, began to pay an ongoing selling agent fee based on a percentage of the Partnership’s assets. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of month-end Net Assets. Month-end Net Assets, for purposes of calculating ongoing selling agent fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, profit share allocation accrued, the General Partner fees, other expenses and any redemptions or distributions as of the end of such month. The ongoing selling agent fee is no longer inclusive of floor brokerage fees.

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

Effective that same date, the Partnership entered into a new Selling Agreement with Morgan Stanley Wealth Management (the “Second MSWM Selling Agreement”). Pursuant to the Second MSWM Selling Agreement, Morgan Stanley Wealth Management received a monthly ongoing selling agent fee. Prior to October 1, 2014, the amount of the ongoing selling agent fee was calculated by multiplying the Partnership’s round turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side. Effective October 1, 2014, the ongoing selling agent fee was reduced to $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions. The ongoing selling agent fee amount was reduced by applicable floor brokerage fees. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to financial advisers who have sold Redeemable Units in the Partnership. The Partnership has terminated the Second MSWM Selling Agreement.

During the fourth quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “Prior MS&Co. Customer Agreement”) and a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (the “First MSWM Selling Agreement”). Under the Prior MS&Co. Customer Agreement, the Partnership paid MS&Co. a monthly brokerage commission equal to $18.00 per round-turn on futures transactions, an equivalent amount for swaps and $9.00 per side on options transactions. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership also paid MS&Co. clearing fees through its investment in the Master. MS&Co. clearing fees were also allocated to the Partnership based on its proportionate share of the Master. During the term of the Prior MS&Co. Agreement, all of the Partnership’s assets not held in the Master’s accounts at MS&Co. were deposited in the Partnership’s account at MS&Co. The Partnership’s cash was also deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. also agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Partnership has terminated the Prior MS&Co. Customer Agreement and the First MSWM Selling Agreement.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2015 was $25,854,269.

(c) Narrative Description of Business.

See Paragraphs (a) and (b) above.

(i) through (xii) — Not applicable.

(xiii) — The Partnership has no employees.

(d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long- lived assets, and therefore this item is not applicable.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including clearing, General Partner fees, ongoing selling agent and management fees.

An investor’s ability to redeem or transfer Redeemable Units is limited.

An investor’s ability to redeem units is limited and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and the Partnership’s commodity broker are affiliates;

2.	The Advisor, the Partnership’s commodity broker and their respective principals and affiliates may trade in commodity interests for their own accounts;

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account; and

4.	The General Partner, on behalf of the Partnership, may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

Investing in Redeemable Units might not provide the desired diversification of an investor’s overall portfolio.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the cost of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisor believes that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of an advisor, however, may have to be modified, and positions held by the Partnership may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934 (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011.

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

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. That settlement was finalized on February 10, 2016.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV (defined below), which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay ILAG approximately $88 million. The Company and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

    On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $59 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $59 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against the Company with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $332 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

    On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Company’s motion to dismiss the complaint. The Company perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $269 million, and the certificates had incurred actual losses of approximately $83 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $269 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company perfected its appeal from the court’s October 29, 2014 decision. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company.

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

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action in the United States District Court for the Southern District of New York (“SDNY”), styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. On January 31, 2014, the plaintiffs in the action, which related to securities issued by the SPV in Singapore, filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleged that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs in the matter was approximately $417 million. The complaint alleged violations of federal and various state securities laws and sought, among other things, rescissionary and compensatory damages. On November 23, 2015, the parties reached an agreement to settle the matter.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item 4. Mine Safety Disclosures.         Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 29, 2016 was 153.

(c)	Dividends. The Partnership did not declare any distributions in 2015 and 2014. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Redeemable Units for the twelve months ended December 31, 2015, 2014 and 2013.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2015 - October 31, 2015	50.0000	$8,260.79	N/A	N/A
November 1, 2015 - November 30, 2015	257.2420	$8,274.93	N/A	N/A
December 1, 2015 - December 31, 2015	135.0000	$8,179.21	N/A	N/A
	442.2420	$8,244.11	N/A	N/A

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Total trading results, total investment income, total expense, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 and net asset value per Redeemable Unit and total assets at December 31, 2015, 2014, 2013, 2012 and 2011 were as follows:

	2015	2014	2013	2012	2011
Total trading results	$(670,244)	$(590,489)	$(11,350,524)	$1,829,638	$13,476,588
Total investment income	2,719	9,187	29,198	66,715	50,151
Total expenses	(1,548,896)	(1,851,407)	(3,727,052)	(6,367,383)	(7,052,484)

Net income (loss)	$(2,216,421)	$(2,432,709)	$(15,048,378)	$(4,471,030)	$6,474,255

Increase (decrease) in net asset value per Redeemable Unit	$(582.24)	$(331.67)	$(1,178.19)	$(252.83)	$352.08

Net asset value per Redeemable Unit	$8,179.21	$8,761.45	$9,093.12	$10,271.31	$10,524.14

Total assets	$27,105,882	$51,198,562	$77,692,684	$145,928,434	$194,736,812

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership seeks to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests, including commodity futures and commodity option contracts traded on United States exchanges and certain foreign exchanges and swaps. The Partnership intended to trade only energy and energy-related products, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products) traded on the Chicago Mercantile Exchange, but was authorized to trade commodity futures, swaps and options contracts of any kind. The Partnership had invested substantially all of its capital in the Master. AAA was authorized to trade forward contracts on behalf of the Partnership but did not do so (certain swaps that the Advisor traded were, however, the substantial economic equivalent of forward contracts).

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership had invested these assets in the Master prior to its full redemption from the Master effective December 31, 2014. The General Partner engages a team of approximately 35 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership, as applicable, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Responsibilities of the General Partner/Managing Member include or included, as applicable,:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner provides, or will assist SS&C in providing, and the Managing Member provided, the administrative and compliance services that are required by law or regulation from time to time in connection with operation of the Partnership/Master.

While the Partnership has the right to seek lower commission rates and fees from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable, and competitive.

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

(a) Liquidity.

The Partnership does not engage in sales of goods or services. The Partnership did not engage in the sale of goods or services. The Partnership’s only assets were its equity in its trading accounts, consisting of cash and cash margin, investment in U.S. Treasury bills, at value, interest, net unrealized appreciation on open futures contracts and net unrealized appreciation on options and swaps, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may have resulted in substantial losses to the Partnership. While substantial losses could have led to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2015.

To minimize the risk relating to low margin deposits, the Partnership and the Master, prior to the Master’s full redemption, followed certain trading policies, including:

(i)

The Partnership invested its assets only in commodity interests that the Advisor believed were traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, referred to a level of liquidity that the Advisor believed permitted it to enter and exit trades without noticeably moving the market.

(ii)

The Advisor did not initiate additional positions in any commodity if these positions would have resulted in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to the Advisor.

(iii)

The Partnership may have occasionally accepted delivery of a commodity. Unless such delivery was disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position was fully hedged.

(iv)

The Partnership did not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership did not utilize borrowings other than short-term borrowings if the Partnership took delivery of any cash commodities.

(vi)

The Advisor may have, from time to time, employed trading strategies such as spreads or straddles on behalf of the Partnership. “Spreads” and “straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)

The Partnership did not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

From February 1, 2015 through December 31, 2015, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 2.5%. For the period January 1, 2015 to January 31, 2015, the assets of the Partnership were not traded.

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may trade on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also trade on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s current contracts are traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. In the event of a counterparty default, the Partnership’s risk of loss is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the counterparties or brokers with respect to the Partnership’s/Master’s assets. During the reporting period and prior periods, credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co./CGM, the Partnership’s/Master’s counterparty was an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to MS&Co.

During the reporting period and prior periods, the Advisor concentrated the Partnership’s/Master’s trading in energy-related markets. Concentration in a limited number of commodity interests may have subjected the Partnership’s account to greater volatility than if a more diversified portfolio of contracts had been traded on behalf of the Partnership/Master. The Partnership continues to be subject to such risk.

As both a buyer and seller of options, the Partnership and/or the Master, as applicable, paid or received a premium at the outset and then assumed the risk of unfavorable changes in the price of the contract underlying the option. Written options exposed the Partnership/Master to potentially unlimited liability; for purchased options, the risk of loss was limited to the premiums paid. Certain written put options permitted cash settlement and did not require the option holder to own the reference asset. The Partnership/Master did not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it had effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allowed the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provided account analysis of futures, exchange cleared swap and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risks included in the notes to financial statements.)

The majority of these instruments matured within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not have been held to maturity.

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures, options and swaps trading, the Partnership/Master knew of no trends, demands, commitments, events or uncertainties which would have resulted in or which are reasonably likely to have resulted in the Partnership’s/Master’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances, including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b) Capital Resources.

(i) The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, ongoing, selling agent, management and general partner fees and, expenses allocated from Master. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s commodity broker is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2015, 1,543.6390 Limited Partner Redeemable Units were redeemed totaling $13,149,456 and 11.4980 General Partner Redeemable Units were redeemed totaling $99,837. For the year ended December 31, 2014, 3,117.2310 Limited Partner Redeemable Units were redeemed totaling $27,551,394, 74.8040 General Partner Redeemable Units were redeemed totaling $644,924 and 118.5047 Special Limited Partner Redeemable Units were redeemed totaling $1,038,273. For the year ended December 31, 2013, 5,813.9730 Limited Partner Redeemable Units were redeemed totaling $54,150,691 and 32.000 General Partner Redeemable Units were redeemed totaling $303,697.

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in Rule 501(a) of Regulation D under the Securities Act.

(c) Results of Operations.

For the year ended December 31, 2015, the net asset value per Redeemable Unit decreased 6.6% from $8,761.45 to $8,179.21. For the year ended December 31, 2014, the net asset value per Redeemable Unit decreased 3.6% from $9,093.12 to $8,761.45. For the year ended December 31, 2013, the net asset value per Redeemable Unit decreased 11.5% from $10,271.31 to $9,093.12.

The Partnership experienced a net trading loss of $670,244 before fees and expenses for the year ended December 31, 2015. Losses were primarily attributable to the Partnership’s trading of commodity futures in natural gas. The net trading gain (or loss) realized from the Partnership is disclosed on page 25 under “Item 8. Financial Statements and Supplementary Data.”

The Partnership recorded the most significant losses during February. Losses were incurred at the start of the February due to short positions in natural gas futures after severe weather in the U.S. Midwest and Northeast spurred demand for heating from homes and businesses. In the middle of February, weather again drove natural gas prices higher as much of the country faced colder-than-normal temperatures. Additionally, an industry report released in mid-February indicated that the number of working natural gas rigs in the U.S. decreased during January adding further upward pressure to gas prices. During December, losses were experienced as milder-than-normal weather throughout much of the U.S. pushed natural gas prices lower, negatively affecting the Partnership’s net long positioning. Additional losses were recorded during June as an increase in prices early in the month resulted in losses for the Fund’s short-biased positions. Later in June, following a move to a net long positioning, the Fund recorded further losses as prices moved lower on weak cooling demand driven by mild weather in much of the U.S. Losses were also incurred during July as falling natural gas prices driven by robust supplies, mild temperatures, and low demand in the U.S. negatively affected the Partnership’s net long bias during the month. The Partnership’s natural gas positions also recorded smaller losses during April, May, and October. A portion of the Partnership’s losses during the year was offset by gains achieved during March as a fall in natural gas prices at the start of the month positively affected short positions. The Partnership’s short positioning bias also benefitted from the release of an Energy Information Agency report in the middle of March which indicated that residential and business natural gas consumption fell during the early stages of the month. Mild weather that blanketed many of the major gas consuming regions in the U.S. throughout March combined with the release of a report which showed that natural gas inventories advanced from the same period in the previous year to help the Partnership’s short positions record profits during the latter half of March. Smaller gains were recorded during November.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it either directly or through its investment in the Master, prior to its full redemption effective December 31, 2014 during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Interest income earned directly or allocated from the Master for the three and twelve months ended December 31, 2015 decreased by $938 and $6,468, respectively, as compared to the corresponding periods in 2014. The decrease in interest income is primarily due to lower average daily equity for the Partnership during the three and twelve months ended December 31, 2015 as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which the Partnership and MS&Co. have no control.

Ongoing selling agent fees were based on the number of trades executed by AAA and the Partnership’s ownership percentage of the Master, prior to its full redemption effective December 31, 2014. Effective December 31, 2014, the Partnership ceased paying an ongoing selling agent fee calculated by reference to the number of trades executed each month and, instead, effective February 1, 2015, began to pay an ongoing selling based on a percentage of the Partnership’s assets. Ongoing selling agent fees for the three months ended December 31, 2015 increased by $14,070, while for the twelve months ended December 31, 2015 decreased by $47,335, as compared to the corresponding periods in 2014. No ongoing selling agent fees were charged for the period from January 1, 2015 to January 31, 2015. The increase is primarily due to the change in calculation methodology during the three months ended December 31, 2015, while the decrease is primarily due to lower average net assets during the twelve months ended December 31, 2015 as compared to the corresponding periods in 2014.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and twelve months ended December 31, 2015 decreased by $77,435 and $512,946, respectively, as compared to the corresponding periods in 2014. The decrease in management fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2015 as compared to the corresponding periods in 2014. In addition, no management fee was charged to the Partnership for the period from January 1, 2015 to January 31, 2015.

Fees are paid to the General Partner for administering the business and affairs of the Partnership, including, among other things, selecting, appointing and terminating the Partnership’s Advisor and monitoring the activities of the Advisor. General Partner fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, it must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three months ended December 31, 2015 decreased by $14,225 as compared to the corresponding period in 2014, primarily due to a decrease in average net assets during the three months ended December 31, 2015 as compared to the corresponding period in 2014. General Partner fees for the twelve months ended December 31, 2015 increased by $41,162 as compared to the corresponding period in 2014, primarily due to the General Partner fees being implemented by the Partnership effective October 1, 2014. No General Partner fees were charged to the Partnership for the period from January 1, 2015 to January 31, 2015.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and twelve months ended December 31, 2015 and 2014.

The Partnership pays professional fees, which generally include legal, accounting expenses, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2015 and 2014 were $206,231 and $129,449, respectively.

The Partnership, through its investment in the Master, experienced a net trading loss of $11,350,524 before fees and expenses for the year ended December 31, 2013. Losses were primarily attributable to the trading of commodity futures in Brent Crude Oil, NYMEX Crude Oil, NYMEX Energy Swaps, IPE Gas Oil, NYMEX Gasoline and NYMEX Heating Oil and were partially offset by gains in NYMEX Natural Gas.

During 2013, the Partnership posted a loss primarily from trading in West Texas Intermediate (“WTI”) crude oil, RBOB gasoline and gas oil. The most significant losses were incurred during January and March from short futures positions in WTI crude oil as prices rallied due to speculation that flows from Cushing, Oklahoma would be lower and less consistent over the next few months. Further losses were incurred during January from short futures positions in RBOB gasoline and gas oil, which rallied due to higher crude oil prices. Losses were also incurred from short futures positions in gas oil and heating oil during July as prices rallied amid growing concerns that tensions in the Middle East would disrupt flows of crude oil and related refined products. Losses were also incurred during August from short futures positions in natural gas as prices rallied due to hotter than usual temperatures throughout the United States. A portion of the Partnership’s losses for the year was offset by gains recorded during May from short futures positions in natural gas as prices generally declined given oversupply of the commodity and weakening demand. Profits were also recorded from trading natural gas futures during July. Further gains were recorded during April and May from short futures positions in gasoil as prices generally declined with weaker Brent crude oil and WTI crude oil prices during these months. Further gains were recorded from long futures positions in heating oil during January and February as colder winter temperatures throughout the U.S. helped push prices higher. During November, gains were achieved from long positions in natural gas futures as prices advanced on cold weather moving through much of the U.S. in the middle of the month. Short positions in Brent crude oil futures also contributed positively during November. Finally, additional gains were recorded during December from long positions in gasoline and heating oil futures as prices advanced after U.S. Department of Energy reports showed strong seasonal demand in the U.S. and lower-than- expected inventories in the Atlantic Basin storage facilities.

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

In allocating substantially all of the assets of the Partnership to Pan, and prior to December 31, 2014 to AAA, the General Partner considers, among other things, the past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to Pan at any time. Pan’s trading program is described in the “Overview” section of this Item 7.

(d) Off-Balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

(f) Operational Risk.

The Partnership is directly exposed to market risk and credit risk, which arose in the normal course of its business activities and are discussed above. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to their trading activities in emerging market securities, where clearance, settlement and custodial risks are often greater than in more established markets.

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

(g) Critical Accounting Policies.

Partnership’s Investments. All commodity interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Partnership’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s Statements of Income and Expenses.

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the last business day of the reporting period.

The Partnership considers prices for exchange-traded commodity futures, option contracts and swaps to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2015 and 2014, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

    Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Options. The Partnership is permitted to purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Statements of Income and Expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

All of the Partnership’s assets are subject to the risk of trading loss directly and, in prior periods, were subject to the risk of trading loss indirectly through its investment in the Master prior to its full redemption effective December 31, 2014. The Partnership is, and the Master was, a speculative commodity pool. The market sensitive instruments held by Partnership are, and by the Master were, acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are, and the Master’s assets were, subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

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

“Value at Risk” is a measure of the maximum amount which the Partnership could reasonably be and the Master reasonably could have been expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Master’s speculative trading and the recurrence in the markets traded by the Partnership/Master of market movements far exceeding expectations could have resulted in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be, or that the Master’s losses in any market sector would have been, limited to Value at Risk or by the Partnership’s/Master’s attempts to manage its market risk.

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Partnership’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized).

Exchange margin requirements have been used by the Partnership as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded, the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Partnership’s futures positions did not have any optionality component. However, the Advisor did trade commodity options. The Value at Risk associated with options reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Partnership’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2015, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2015, the Partnership’s total capitalization was $25,854,269. The Partnership’s Value at Risk as of December 31, 2015 was as follows:

	December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$87,904	0.34%	$3,336,142	$-	$477,985

Total	$87,904	0.34%

* Annual average of month-end Values at Risk.

As of December 31, 2014, the Master no longer traded any of the Partnership’s assets.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held directly by the Partnership and indirectly by the Master prior to the Partnership’s full redemption from the Master effective December 31, 2014 was typically many times the applicable margin requirement (margin requirements generally range between 2% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Partnership/Master. The magnitude of the Partnership’s/Master’s open positions created a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could have caused the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership/Master — gives no indication of this “risk of ruin.”

Materiality as used in this “Item 7A. Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Master’s market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership managed its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures, were subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk control to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2015 by market sector.

Energy. Energy-related products, such as crude oil, heating oil, gasoline and natural gas, constituted the principal market exposure of the Partnership. The Partnership had substantial market exposure to gas and oil price movements, often resulting from political developments in the Middle East. Political developments in other countries or regions can also materially impact upon the prices of energy products, as could changing supply and demand relationships, weather, governmental, commercial and trade programs and policies, and other significant economic events. Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

The Partnership engaged in swap transactions in crude oil and other energy-related products. In this connection, the Partnership contracted with its counterparty to exchange a stream of payments computed by reference to a notional amount and the price of the energy product that is the subject of the swap. Swap contracts are not guaranteed by an exchange or clearinghouse. During the reporting period and prior periods, MS&Co./CGM did not engage in swap transactions as a principal.

The Partnership usually entered into swaps on a net basis, i.e., the two payment streams are netted out in a cash settlement on the payment date or dates specified in the agreement, with the Partnership receiving or paying, as the case may be, only the net amount of the two payments. Swaps do not involve the delivery of underlying assets or principal. Accordingly, the risk of loss with respect to swaps was limited to the net amount of payments that the Partnership was contractually obligated to make. If the counterparty to a swap defaulted, the Partnership’s risk of loss consisted of the net amount of payments that the Partnership was contractually entitled to receive. The Partnership continues to be subject to such risks.

During the reporting period and prior periods, the Partnership and the Master may have also have entered into spot transactions to purchase or sell commodities with MS&Co./CGM, or one of its affiliates, as principal. Such spot transactions provide for two-day settlement and are not margined. Such transactions may have been entered into in connection with exchange-for-physical transactions. Like the swap contract market, the spot market is a principals’ market so there is no clearinghouse guarantee of performance. Instead, the Partnership was subject to the risk of inability of, or refusal by, a counterparty to perform with respect to the underlying contract. The Partnership may enter into such transactions with MS&Co. or its affiliates in the future.

Other Commodity Interests. The Partnership primarily emphasized the trading of energy products, but may also trade some portion of its assets in other commodity interests, including, but not limited to, commodity interest contracts on the Goldman Sachs Commodity Index (an index future comprised primarily of energy products). Commodity interest prices can be affected by numerous factors, including political developments, weather conditions, seasonal effects and other factors which affect supply and demand for the underlying commodity.

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

Item 8. Financial Statements and Supplementary Data.

Managed Futures Premier Energy Fund L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2015, 2014 and 2013; Statements of Financial Condition at December 31, 2015 and 2014; Condensed Schedule of Investments at December 31, 2015; Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013; Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013; and Notes to Financial Statements.

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

The management of Managed Futures Premier Energy Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2015 based on the criteria referred to above.

Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Energy Fund L.P.	Steven Ross Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Energy Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Managed Futures Premier Energy Fund L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Premier Energy Fund L.P. (the “Partnership”) as of December 31, 2015 and 2014, including the condensed schedule of investments as of December 31, 2015, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier Energy Fund L.P. as of December 31, 2015 and 2014, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2016

Managed Futures Premier Energy Fund L.P.

Statements of Financial Condition

December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
Assets:
Redemptions receivable from Master(1)	$-	$51,106,431
Cash	-	92,131

Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $16,749,471 and $0 at December 31, 2015 and 2014, respectively)	16,748,901	-
Cash (Note 3c)	10,219,362	-
Cash margin (Note 3c)	87,904	-
Net unrealized appreciation on open futures contracts	27,534	-
Options purchased, at fair value (cost $26,220 and $0 at December 31, 2015 and 2014, respectively)	21,147	-

Total equity in trading account	27,104,848	-

Interest receivable	1,034	-

Total assets	$27,105,882	$51,198,562

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3c)	$45,176	$85,331
Management fees (Note 3b)	28,117	37,934
General Partner fees (Note 3a)	5,623	10,636
Professional fees	68,504	59,888
Redemptions payable to General Partner (Note 6)	-	124,886
Redemptions payable to Special Limited Partner (Note 6)	-	1,038,273
Redemptions payable to Limited Partners (Note 6)	1,104,193	8,521,631

Total liabilities	1,251,613	9,878,579

Partners’ Capital (Note 1 and 6):
General Partner, 40.9807 and 52.4787 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	335,190	459,790
Special Limited Partner, 0.0000 Redeemable Units outstanding at December 31, 2015 and 2014	-	-
Limited Partners, 3,119.9941 and 4,663.6331 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	25,519,079	40,860,193

Total partners’ capital	25,854,269	41,319,983

Total liabilities and partners’ capital	$27,105,882	$51,198,562

Net asset value per Redeemable Unit	$8,179.21	$8,761.45

(1) Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Condensed Schedule of Investments

December 31, 2015

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	170	$63,304	0.24%

Total futures contracts purchased		63,304	0.24

Futures Contracts Sold
Energy	24	(35,770)	(0.14)

Total futures contracts sold		(35,770)	(0.14)

Net unrealized appreciation on open futures contracts		$27,534	0.10%

Options Purchased
Puts
Energy	57	$21,147	0.08%

Total options purchased (cost $26,220)		$21,147	0.08%

U.S. Government Securities
				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
$16,750,000	1/21/16	U.S. Treasury bills, 0.0125% (Amortized cost of $16,749,471)	16,748,901	64.78

Net Fair Value			$16,797,582	64.96%

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Statements of Income and Expenses

for the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment income:
Interest income (Note 3c)	$2,719	$-	$-
Interest income allocated from Master (Note 3c)	-	9,187	29,198

Total investment income	2,719	9,187	29,198

Expenses:
Expenses allocated from Master	-	173,997	520,548
Clearing fees (Note 3c)	313,823	-	-
Ongoing selling agent fees (Note 3c)	588,721	636,056	1,496,557
Management fees (Note 3b)	366,769	879,715	1,590,431
General Partner fees (Note 3a)	73,352	32,190	-
Professional fees	206,231	129,449	119,516

Total expenses	1,548,896	1,851,407	3,727,052

Net investment income (loss)	(1,546,177)	(1,842,220)	(3,697,854)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Master:
Net realized gains (losses) on closed contracts	(692,705)	-	-
Net realized gains (losses) on closed contracts allocated from Master	-	(857,166)	(18,883,577)
Net change in unrealized gains (losses) on open contracts	22,461	-	-
Net change in unrealized gains (losses) on open contracts allocated from Master	-	266,677	7,533,053

Total trading results	(670,244)	(590,489)	(11,350,524)

Net income (loss)	$(2,216,421)	$(2,432,709)	$(15,048,378)

Net income (loss) per Redeemable Unit (Note 7) *	$(582.24)	$(331.67)	$(1,178.19)

Weighted average Redeemable Units outstanding	3,872.2678	6,810.2760	11,312.4202

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2015, 2014 and 2013

		Special
	Limited	Limited	General
	Partners	Partner	Partner	Total
Partners’ Capital, December 31, 2012	$139,636,808	$1,217,199	$1,636,042	$142,490,049
Redemptions of 5,813.9730 Redeemable Units	(54,150,691)	-	-	(54,150,691)
Redemptions of 32.0000 General Partner Redeemable Units	-	-	(303,697)	(303,697)
Allocation of net income (loss) for the year ended December 31, 2013:
Net income (loss)	(14,733,808)	(139,622)	(174,948)	(15,048,378)

Partners’ Capital, December 31, 2013	$70,752,309	$1,077,577	$1,157,397	$72,987,283
Redemptions of 3,117.2310 Redeemable Units	(27,551,394)	-	-	(27,551,394)
Redemptions of 118.5047 Special Limited Partner Redeemable Units	-	(1,038,273)	-	(1,038,273)
Redemptions of 74.8040 General Partner Redeemable Units	-	-	(644,924)	(644,924)
Allocation of net income (loss) for the year ended December 31, 2014:				-
Net income (loss)	(2,340,722)	(39,304)	(52,683)	(2,432,709)

Partners’ Capital, December 31, 2014	$40,860,193	$-	$459,790	$41,319,983
Redemptions of 1,543.6390 Redeemable Units	(13,149,456)	-	-	(13,149,456)
Redemptions of 11.4980 General Partner Redeemable Units	-	-	(99,837)	(99,837)
Allocation of net income (loss) for the year ended December 31, 2015:
Net income (loss)	(2,191,658)	-	(24,763)	(2,216,421)

Partners’ Capital, December 31, 2015	$25,519,079	$-	$335,190	$25,854,269

Net asset value per Redeemable Unit:

2013:	$9,093.12

2014:	$8,761.45

2015:	$8,179.21

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

1.	Partnership Organization:

Managed Futures Premier Energy Fund L.P. (formerly, AAA Capital Energy Fund L.P.) (the “Partnership”) is a limited partnership organized on January 5, 1998 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on U.S. exchanges and certain foreign exchanges. The Partnership is authorized to trade commodity futures and options contracts of any kind. In addition, the Partnership may enter into swap contracts on energy-related products. The commodity interests traded by the Partnership are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period (February 12, 1998 through March 15, 1998), the Partnership sold 49,538 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on March 16, 1998. From March 16, 1998 to August 31, 2001 and since February 1, 2015, the Partnership has engaged directly in the speculative trading of a diversified portfolio of commodity interests. From September 1, 2001 to December 31, 2014, the Partnership engaged indirectly in such trading through its investment in AAA Master Fund LLC (the “Master”). The Partnership no longer offers Redeemable Units for sale. During 2008, the Special Limited Partner (defined herein) donated 102 Redeemable Units to the limited partners.

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

As of December 31, 2015, all trading decisions for the Partnership are made by Pan Capital Management, LP, a registered commodity trading advisor (“Pan” or the “Advisor”).

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

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

During the years ended December 31, 2015 and 2014, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

At December 31, 2014, the Partnership owned approximately 33.0% of the Master, prior to its full redemption from the Master effective December 31, 2014. The performance of the Partnership was directly affected by the performance of the Master.

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

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

c.

Partnership’s Investments. All commodity interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, Fair Value Measurements) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s Statements of Income and Expenses.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

d.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership followed the investment company accounting and reporting guidance of Topic 946 and reflected its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

f.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights.”

g.

Fair Value of Financial Instruments – The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments, approximates the fair value due to the short term nature of such balances.

h.

Recent Accounting Pronouncement. In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

i.

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported as professional fees were previously reported separately as professional fees and other in the Statements of Financial Condition and Statements of Income and Expenses. Amounts reported separately in the Statements of Income and Expenses as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage commissions. In the financial highlights, the ongoing selling agent fees and clearing fees which were previously included in net realized and unrealized gains (losses) per Redeemable Unit and excluded from expenses per Redeemable Unit are now excluded from net realized and unrealized gains (losses) per Redeemable Unit and included in net investment loss per Redeemable Unit. Interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

j.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly fee (formerly, the Administrative fees) in return for its services equal to 1/12 of 0.25% (0.25% per year) of month-end net assets of the Partnership. Month-end net assets, for purposes of calculating General Partner fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s monthly management fee, the current month’s profit share accrual, the General Partner fee and any redemptions or distributions, as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into a management agreement with AAA (the “AAA Management Agreement”), a registered commodity trading advisor. The Partnership paid AAA a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to AAA. Month-end net assets, for the purpose of calculating management fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s profit share allocation accrual, the monthly management fee, the General Partner fee and any redemption or distributions as of the end of such month.

In addition, AAA was a Special Limited Partner of the Partnership, prior to its full redemption effective December 31, 2014, and received a quarterly profit share allocation to its capital account in the Partnership, the value of which was equal to 20% of New Trading Profits, as defined in the AAA Management Agreement, earned on behalf of the Partnership during each calendar quarter and issued as Special Limited Partner Redeemable Units. The AAA Management Agreement was in effect until December 31, 2014.

The General Partner, on behalf of the Partnership, entered into a management agreement with Pan (the “Pan Management Agreement”), a registered commodity trading advisor. The Partnership pays Pan a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end net assets. The Pan Management Agreement can be terminated upon notice by either party.

In addition, the Partnership also allocates to Pan, in its capacity as the Special Limited Partner, a profit share allocation of 20% of New Trading Profits earned by Pan each calendar quarter.

In allocating substantially all of the assets of the Partnership to Pan, the General Partner considers, among other factors, Pan’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner can modify or terminate the allocation of assets to Pan at any time.

c.	Customer Agreement/Selling Agent Agreement:

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

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

The Partnership was formed for the purpose of trading commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invested substantially all of its assets through a “master-feeder” structure, prior to its full redemption from the Master effective December 31, 2014. The Partnership’s pro-rata share of the results of the Master’s trading activities is shown in the Partnership’s Statements of Income and Expenses.

The MS&Co. Customer Agreement with the Partnership gives, and prior to the Partnership’s full redemption from the Master effective December 31, 2014 gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps contracts. The Partnership nets and the Master netted, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

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

All of the commodity interests owned by the Partnership are, and by the Master were, held for trading purposes. The Partnership’s monthly average number of futures and option contracts traded during the period February 1, 2015 to December 31, 2015 were 5,186 and 911, respectively. For the period January 1, 2015 to January 31, 2015, the assets of the Partnership were not traded. The Master’s monthly average number of futures and option contracts traded during the year ended December 31, 2014 were 12,027 and 15,290, respectively. Due to the change in structure of the Partnership from a “master-feeder” to direct trading, the calculation of the monthly average number of contracts traded as disclosed above is based on each month’s average total number of contracts traded during the month for the Partnership, and for the Master was based on the average number of open contracts as of the end of each month.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

The following table summarizes the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2015.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in	Presented in	Statements of Financial Condition
		the Statements	the Statements
	Gross Amounts	of Financial	of Financial	Financial	Cash Collateral
December 31, 2015	Recognized	Condition	Condition	Instruments	Pledged/Received (1)	Net Amount
Assets
Futures	$77,559	$(50,025)	$27,534	$-	$-	$27,534
Options purchased	21,147	-	21,147	-	-	21,147

Total assets	$98,706	$(50,025)	$48,681	$-	$-	$48,681

Liabilities
Futures	$(50,025)	$50,025	$-	$-	$-	$-

Total liabilities	$(50,025)	$50,025	$-	$-	$-	$-

Net fair value						$48,681	(1)

(1)

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s off-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

The following table indicates the gross fair values of derivative instruments of derivative instruments of futures and option contracts as separate assets and liabilities as of December 31, 2015.

	December 31, 2015

Assets
Futures Contracts
Energy	$77,559

Total unrealized appreciation on open futures contracts	77,559

Liabilities
Futures Contracts
Energy	(50,025)

Total unrealized depreciation on open futures contracts	(50,025)

Net unrealized appreciation on open futures contracts	$27,534	*

Assets
Options Purchased
Energy	$21,147

Total options purchased	$21,147	**

*	This amount is included in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is included in “Options purchased, at fair value” in the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2015.

Sector	2015
Energy	$(670,244)

Total	$(670,244)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the last business day of the reporting period.

The Partnership considers prices for exchange-traded commodity futures, option contracts and swaps to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2015 and 2014, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$77,559	$77,559	$-	$-
Options purchased	21,147	21,147	-	-
U.S. Treasury bills	16,748,901	-	16,748,901	-

Total assets	$16,847,607	$98,706	$16,748,901	$-

Liabilities
Futures	$50,025	$50,025	$-	$-

Total liabilities	$50,025	$50,025	$-	$-

Net fair value	$16,797,582	$48,681	$16,748,901	$-

6.	Subscriptions, Distributions and Redemptions:

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013

Net realized and unrealized gains (losses)	$(173.51)	$(59.00)	$(861.84)
Net investment loss	(408.73)	(272.67)	(316.35)

Increase (decrease) for the year	(582.24)	(331.67)	(1,178.19)
Net asset value per Redeemable Unit, beginning of year	8,761.45	9,093.12	10,271.31

Net asset value per Redeemable Unit, end of year	$8,179.21	$8,761.45	$9,093.12

	2015	2014	2013
Ratios to Average Net Assets:
Net investment loss*	(4.8)%	(3.1)%	(3.5)%

Operating expenses	4.8%	3.1%	3.6%
Allocation to Special Limited Partner	-%	-%	-%

Total expenses and allocation to Special Limited Partner	4.8%	3.1%	3.6%

Total return:
Total return before allocation to Special Limited Partner	(6.6)%	(3.6)%	(11.5)%
Allocation to Special Limited Partner	-%	-%	-%

Total return after allocation to Special Limited Partner	(6.6)%	(3.6)%	(11.5)%

*	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Master for the years ended December 31, 2014 and 2013.

8.	Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may trade on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also trade on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s current contracts are traded OTC, although contracts may be traded OTC in the future.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Options. The Partnership is permitted to purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Statements of Income and Expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. In the event of a counterparty default, the Partnership’s risk of loss is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or an MS&Co. affiliate was the counterparty or broker with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co., the Partnership’s counterparty was an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to MS&Co.

The Advisor concentrates the Partnership’s trading in energy related markets. Concentration in a limited number of commodity interests may have subjected the Partnership’s account to greater volatility than if a more diversified portfolio of contracts had been traded on behalf of the Partnership.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

As both a buyer and seller of options, the Partnership paid or received a premium at the outset and then assumed the risk of unfavorable changes in the price of the contract underlying the option. Written options exposed the Partnership to potentially unlimited liability; for purchased options, the risk of loss was limited to the premiums paid. Certain written put options permitted cash settlement and did not require the option holder to own the reference asset. The Partnership did not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it had effective procedures for evaluating and limiting the credit and market risks to which the Partnership may have been subject. These monitoring systems generally allowed the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provided account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments matured within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not have been held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2015 and 2014 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2015 to	July 1, 2015 to	April 1, 2015 to	January 1, 2015 to
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total trading results	$(148,583)	$(23,430)	$(343,706)	$(154,525)
Total investment income	535	981	505	698
Total expenses	(391,252)	(445,003)	(423,378)	(289,263)

Net income (loss)	$(539,300)	$(467,452)	$(766,579)	$(443,090)

Increase (decrease) in net asset value per Redeemable Unit	$(157.64)	$(125.38)	$(194.90)	$(104.32)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2014 to	July 1, 2014 to	April 1, 2014 to	January 1, 2014 to
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total trading results	$1,350,107	$(1,134,620)	$(619,917)	$(186,059)
Total investment income	1,473	1,415	2,007	4,292
Total expenses	(361,715)	(636,532)	(427,797)	(425,363)

Net income (loss)	$989,865	$(1,769,737)	$(1,045,707)	$(607,130)

Increase (decrease) in net asset value per Redeemable Unit	$172.87	$(272.31)	$(153.67)	$(78.56)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 and, based on that evaluation, the President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in “Item 8. Financial Statements and Supplementary Data.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Effective February 1, 2016, Steven Ross was appointed as a director of the General Partner and Frank Smith resigned as a director of the General Partner.

Effective February 24, 2016, Edmond Moriarty and Kevin Klingert resigned as directors of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), M. Paul Martin (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 47, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 44, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

M. Paul Martin, age 57, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration – Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 56, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. For the year ended December 31, 2015, as compensation for its services, the Partnership paid the General Partner fees, as described under “Item 1. Business.” During the year ended December 31, 2015, the General Partner earned $73,352 in General Partner fees. Morgan Stanley Wealth Management, an affiliate of the General Partner and the selling agent for the Partnership, received an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2015, Morgan Stanley Wealth Management earned $588,721 in ongoing selling agent fees from the Partnership. As compensation for its services, the Partnership pays the Advisor management fees and the Special Limited Partner earns a profit share allocation as described under “Item 1. Business.” For the year ended December 31, 2015, the Advisor earned $366,769 in management fees. There was no profit share allocation earned by the Special Limited Partner for the year ended December 31, 2015. The Special Limited Partner will not earn a profit share allocation until the Special Limited Partner recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2016, the Partnership knows of one person who beneficially owns more than 5% of the Redeemable Units outstanding.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units	Rodger L. Spencer 23348 Argyle Street Novi, MI 48374-3696	190.0000	6.2%

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2015:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner Redeemable Units	General Partner	40.9807	1.3%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) in the years ended December 31, 2015 and 2014 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2015	$73,800
2014	$65,500

(2) Audit-Related Fees. None

(3) Tax Fees. The Partnership did not pay Deloitte any amounts in 2015 and 2014 for professional services in connection with tax compliance, tax advice and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2015 and 2014.

Condensed Schedule of Investments at December 31, 2015.

Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013.

Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013.

Notes to Financial Statements

(2)	Exhibits:

3.1		Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated December 30, 1997 (filed as Exhibit 3.1 to the Partnership Form 10 filed on April 30, 1999 and incorporated herein by reference).

	(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(h)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

	(i)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(i) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

	(j)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 7, 2015 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 13, 2015 and incorporated herein by reference).

3.2	(a)	Amended and Restated Limited Partnership Agreement, dated September 30, 2006 (filed as Exhibit 10.1 to the Form 10-Q filed on November 14, 2006 and incorporated herein by reference).

	(b)	Amendment to the Amended and Restated Limited Partnership Agreement, effective October 1, 2014 (filed as Exhibit 3.2(b) to the quarterly report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

	(c)	Second Amended and Restated Limited Partnership Agreement, dated and effective January 1, 2015 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 7, 2015 and incorporated herein by reference).

	(d)	Amendment to the Amended and Restated Limited Partnership Agreement, effective January 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 6, 2016 and incorporated herein by reference).

10.1	(a)	Customer Agreement between the Partnership and Smith Barney Inc., dated February 12, 1998 (filed as Exhibit 10.B to the Partnership Form 10 filed on April 30, 1999 and incorporated herein by reference).

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

(d)

U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.2	(a)

Agency Agreement among the Partnership, Smith Barney Futures Management Inc. and Smith Barney Inc., dated February 12, 1998 (filed as Exhibit 10.2 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)

Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

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

(a)

Letter extending the Management Agreements between the General Partner and AAA Capital Management

Advisors, Ltd. from June 30, 2015 to June 30, 2015 (filed as Exhibit 10.4(a) to the annual report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

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

16.1		Letter from KPMG LLP (filed as Exhibit 16.1 to the Current Report on Form 8-K filed on July 1, 2008 and incorporated herein by reference).

16.2		Letter from Pricewaterhouse Coopers LLP (filed as Exhibit 16.1 to the Current Report on Form 8-K filed on July 24, 2009 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1	— Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	— Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1	— Section 1350 Certification (Certification of President and Director)

32.2	— Section 1350 Certification (Certification of Chief Financial Officer and Director)

101.	INS XBRL Instance Document.

101.	SCH XBRL Taxonomy Extension Schema Document.

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.	LAB XBRL Taxonomy Extension Label Linkbase Document.

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANAGED FUTURES PREMIER ENERGY FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President & Director
Date: March 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli
Patrick T. Egan	Feta Zabeli
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2016	Date: March 28, 2016

/s/ Steven Ross	/s/ M. Paul Martin
Steven Ross	M. Paul Martin
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2016
Date: March 28, 2016

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.