Form 10-Q
period 2016-03-31
MANAGED FUTURES PREMIER ENERGY FUND L.P.
filed 2016-05-12
CIK 1057051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes   No X

As of April 30, 2016, 2,302.1301 Limited Partnership Redeemable Units were outstanding.

MANAGED FUTURES PREMIER ENERGY FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Energy Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $12,496,167 and $16,749,471 at March 31, 2016 and December 31, 2015, respectively)	$12,498,604	$16,748,901
Cash	10,413,026	10,219,362
Cash margin	1,413,311	87,904
Net unrealized appreciation on open futures contracts	-	27,534
Options purchased, at fair value (cost $97,310 and $26,220 at March 31, 2016 and December 31, 2015, respectively)	104,145	21,147

Total equity in trading account	24,429,086	27,104,848

Cash at bank	833	-
Interest receivable	1,966	1,034

Total assets	$24,431,885	$27,105,882

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$83,777	$-
Options written, at fair value (premium received $365,640 and $0 at March 31, 2016 and December 31, 2015, respectively)	536,101	-
Accrued expenses:
Ongoing selling agent fees	39,687	45,176
Management fees	24,694	28,117
General Partner fees	4,939	5,623
Professional fees	66,070	68,504
Redemptions payable to Limited Partners	1,173,798	1,104,193

Total liabilities	1,929,066	1,251,613

Partners’ Capital:
General Partner, 40.9807 Redeemable Units outstanding at March 31, 2016 and December 31, 2015	317,217	335,190
Special Limited Partner, 0.0000 Redeemable Units outstanding at March 31, 2016 and December 31, 2015	-	-
Limited Partners, 2,866.1191 and 3,119.9941 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively	22,185,602	25,519,079

Total partners’ capital (net asset value)	22,502,819	25,854,269

Total liabilities and partners’ capital	$24,431,885	$27,105,882

Net asset value per Redeemable Unit	$7,740.64	$8,179.21

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Condensed Schedule of Investments

March 31, 2016

(Unaudited)

		Number of		% of Partners’
		Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy		818	$185,034	0.82%

Total futures contracts purchased			185,034	0.82

Futures Contracts Sold
Energy		859	(268,811)	(1.19)

Total futures contracts sold			(268,811)	(1.19)

Net unrealized depreciation on open futures contracts			$(83,777)	(0.37)%

Options Purchased
Puts
Energy		255	$104,145	0.46%

Total options purchased (cost $97,310)			$104,145	0.46%

Options Written
Calls
Energy		1	$(421)	- %*
Puts
Energy		375	(535,680)	(2.38)

Total options written (premium received $365,640)			$(536,101)	(2.38)%

U.S. Government Securities
				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
		U.S. Treasury bills, 0.23% (Amortized cost of
$12,500,000	4/28/16	$12,496,167)	$12,498,604	55.54%

*	Due to rounding.

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Condensed Schedule of Investments

December 31, 2015

			Number of		% of Partners’
			Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy			170	$63,304	0.24%

Total futures contracts purchased				63,304	0.24

Futures Contracts Sold
Energy			24	(35,770)	(0.14)

Total futures contracts sold				(35,770)	(0.14)

Net unrealized appreciation on open futures contracts				$27,534	0.10%

Options Purchased
Puts
Energy			57	$21,147	0.08%

Total options purchased (cost $26,220)				$21,147	0.08%

U.S. Government Securities
					% of Partners’
Face Amount	Maturity Date	Description		Fair Value	Capital
		U.S. Treasury bills, 0.0125% (Amortized cost of
$16,750,000	1/21/16	$16,749,471)		$16,748,901	64.78%

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Investment income:
Interest income	$12,565	$698

Total investment income	12,565	698

Expenses:
Clearing fees	68,762	50,672
Ongoing selling agent fees	123,587	120,881
Management fees	76,935	75,265
General Partner fees	15,387	15,052
Professional fees	49,884	27,393

Total expenses	334,555	289,263

Net investment income (loss)	(321,990)	(288,565)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(767,947)	(138,865)
Net change in unrealized gains (losses) on open contracts	(269,864)	(15,660)

Total trading results	(1,037,811)	(154,525)

Net income (loss)	(1,359,801)	(443,090)
Redemptions - Limited Partners	(1,991,649)	(6,111,539)
Redemptions - General Partner	-	(99,837)

Net increase (decrease) in Partners’ Capital	(3,351,450)	(6,654,466)
Partners’ Capital, beginning of period	25,854,269	41,319,983

Partners’ Capital, end of period	$22,502,819	$34,665,517

Net asset value per Redeemable Unit (2,907.0998 and 4,004.2738 Redeemable Units outstanding at March 31, 2016 and 2015, respectively)	$7,740.64	$8,657.13

Net income (loss) per Redeemable Unit *	$(438.57)	$(104.32)

Weighted average Redeemable Units outstanding	3,108.9245	4,368.9538

*	Represents the change in net asset value per Redeemable Unit during the period.

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

As of March 31, 2016, all trading decisions for the Partnership are made by Pan Capital Management, LP, a registered commodity trading advisor (“Pan” or the “Advisor”).

Effective January 1, 2015, the Partnership changed its name from AAA Capital Energy Fund L.P. to Managed Futures Premier Energy Fund L.P.

For the period January 1, 2015 to January 31, 2015, the assets of the Partnership were not traded and no fees or expenses were charged to the Partnership, including the monthly ongoing selling agent fee. Effective February 1, 2015, the Partnership allocated $36,959,903 to Pan. As of that date, the Advisor commenced trading the Partnership’s assets directly pursuant to its Energy Trading Program, a proprietary, discretionary trading program. The Advisor will concentrate the Partnership’s trading in energy-related markets. Effective January 1, 2015, the Advisor became a special limited partner of the Partnership (in its capacity as special limited partner, the “Special Limited Partner”).

The General Partner is not aware of any material changes to the trading program during the fiscal quarter ended March 31, 2016.

During the reporting periods ended March 31, 2016 and 2015, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

Effective January 1, 2015, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of month-end Net Assets. Month-end Net Assets, for purposes of calculating ongoing selling agent fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, profit share allocation accrued, the General Partner fees (formerly, the administrative fees), professional fees (formerly, other expenses) and any redemptions or distributions as of the end of such month.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

Effective March 1, 2014, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the MS&Co. Customer Agreement, the Partnership pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (the “clearing fees”). The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. pays the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills will be retained by the Partnership. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015.

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

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, if any, in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Partnership’s Investments. All commodity interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, Fair Value Measurements) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASU 946 “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments. The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

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

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights, interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015
Per Redeemable Unit Performance (for unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(335.01)	$(35.54)
Net investment loss	(103.56)	(68.78)

Increase (decrease) for the period	(438.57)	(104.32)
Net asset value per Redeemable Unit, beginning of period	8,179.21	8,761.45

Net asset value per Redeemable Unit, end of period	$7,740.64	$8,657.13

	Three Months Ended
	March 31,
	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.3)%	(3.2)%

Operating expenses	5.5%	3.2%
Allocation to Special Limited Partner	-%	-%

Total expenses and allocation to Special Limited Partner	5.5%	3.2%

Total return:
Total return before allocation to Special Limited Partner	(5.4)%	(1.2)%
Allocation to Special Limited Partner	-%	-%

Total return after allocation to Special Limited Partner	(5.4)%	(1.2)%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (except for allocation to Special Limited Partner, if applicable).

***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income and expenses and average partners’ capital of the Partnership.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

4.	Trading Activities:

The Partnership was formed for the purpose of trading commodity interests, including derivative financial instruments and derivative commodity instruments.

The MS&Co. Customer Agreement with the Partnership gives the Partnership the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor.

All of the commodity interests owned by the Partnership are held for trading purposes. The Partnership’s monthly average number of futures and option contracts traded during the period January 1, 2016 to March 31, 2016 were 4,503 and 874, respectively. The Partnership’s monthly average number of futures and option contracts traded during the period February 1, 2015 to March 31, 2015 were 4,791 and 778, respectively. For the period January 1, 2015 to January 31, 2015, the assets of the Partnership were not traded.

The Partnership discloses both gross information and net information about financial and derivative instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarizes the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of March 31, 2016 and December 31, 2015, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in	Presented in	Statements of Financial Condition
		the Statements	the Statements
	Gross Amounts	of Financial	of Financial	Financial	Cash Collateral
March 31, 2016	Recognized	Condition	Condition	Instruments	Pledged/Received (1)	Net Amount
Assets
Futures	$280,453	$(280,453)	$-	$-	$-	$-
Options purchased	104,145	-	104,145	(104,145)	-	-

Total assets	$384,598	$(280,453)	$104,145	$(104,145)	$-	$-

Liabilities
Futures	$(364,230)	$280,453	$(83,777)	$-	$-	$(83,777)
Options written	(536,101)	-	(536,101)	104,145	-	(431,956)

Total liabilities	$(900,331)	$280,453	$(619,878)	$104,145	$-	$(515,733)

Net fair value						$(515,733)	(1)

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in	Presented in	Statements of Financial Condition
		the Statements	the Statements
	Gross Amounts	of Financial	of Financial	Financial	Cash Collateral
December 31, 2015	Recognized	Condition	Condition	Instruments	Pledged/Received (1)	Net Amount
Assets
Futures	$77,559	$(50,025)	$27,534	$-	$-	$27,534
Options purchased	21,147	-	21,147	-	-	21,147

Total assets	$98,706	$(50,025)	$48,681	$-	$-	$48,681

Liabilities
Futures	$(50,025)	$50,025	$-	$-	$-	$-

Total liabilities	$(50,025)	$50,025	$-	$-	$-	$-

Net fair value						$48,681	(1)

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of derivative instruments of futures and option contracts as separate assets and liabilities as of March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016
Assets
Futures Contracts
Energy	$280,453

Total unrealized appreciation on open futures contracts	280,453

Liabilities
Futures Contracts
Energy	(364,230)

Total unrealized depreciation on open futures contracts	(364,230)

Net unrealized depreciation on open futures contracts	$(83,777)	*

Assets
Options Purchased
Energy	$104,145

Total options purchased	$104,145	**

Liabilities
Options Written
Energy	$(536,101)

Total options written	$(536,101)	***

*	This amount is included in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is included in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is included in “Options written, at fair value” in the Statements of Financial Condition.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2016 and 2015.

Sector	March 31, 2016		March 31, 2015
Energy	$(1,037,811)		$(154,525)

Total	$(1,037,811)	***	$(154,525)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures, option contracts and swaps to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services who derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2016 and December 31, 2015 and for the period ended March 31, 2016 and 2015, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

March 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$280,453	$280,453	$-	$-
Options purchased	104,145	104,145	-	-
U.S. Treasury bills	12,498,604	-	12,498,604	-

Total assets	$12,883,202	$384,598	$12,498,604	$-

Liabilities
Futures	$364,230	$364,230	$-	$-
Options written	536,101	536,101	-	-

Total liabilities	$900,331	$900,331	$-	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$77,559	$77,559	$-	$-
Options purchased	21,147	21,147	-	-
U.S. Treasury bills	16,748,901	-	16,748,901	-

Total assets	$16,847,607	$98,706	$16,748,901	$-

Liabilities
Futures	$50,025	$50,025	$-	$-

Total liabilities	$50,025	$50,025	$-	$-

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

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

Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Options. The Partnership is permitted to purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. In the event of a counterparty default, the Partnership’s risk of loss is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has credit risk and concentration risk as MS&Co. or an MS&Co. affiliate is the counterparty or broker with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an affiliate, the Partnership’s counterparty is an exchange or clearing organization.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

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

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased, U.S. Treasury bills, cash at bank and interest receivable, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2016, Partnership capital decreased 13.0% from $25,854,269 to $22,502,819. This decrease was attributable to redemptions of 253.8750 Redeemable Units resulting in an outflow of $1,991,649, coupled with the net loss of $1,359,801. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2016, the net asset value per unit decreased 5.4% from $8,179.21 to $7,740.64 as compared to a decrease of 1.2% in the same period of 2015. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2016 of $1,037,811. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2015 of $154,525. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas.

The most significant losses were incurred during February as mild weather throughout much of the U.S. limited demand for natural gas and moved prices dramatically lower. The Partnership’s net long positioning was also negatively affected during February after the release of U.S. Energy Information Administration (the “EIA”) reports which indicated that output from U.S. shale formations was overwhelming demand for fuel and inflated the largest natural gas supply glut in the U.S. in four years. Smaller losses were recorded during early days of March as a sharp drop in natural gas prices negatively affected the Partnership’s long positions after the release of reports which indicated that U.S. gas inventories reached record levels during the winter heating season. Additional losses were experienced during the second half of March as choppy price action dominated the natural gas markets. A portion of the Partnership’s losses during the quarter was offset by trading gains achieved during January as the Partnership’s net long exposure profited from a rise in natural gas prices early in the month after the EIA released information which showed U.S. natural gas rig counts were at a 10-year low. The Partnership also recorded gains at the end of January as a record-setting blizzard in the eastern U.S. combined with the release of EIA reports which indicated national gas storage figures were down month-to-month to drive prices higher, benefitting the Partnership’s long natural gas positions.

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

Interest income on 80% of the Partnership’s average daily equity during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s account in excess of the amount described above, if any, will be retained by MS&Co. and shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership. Interest income earned for the three months ended March 31, 2016 increased by $11,867 as compared to the corresponding period in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three months ended March 31, 2016 as compared to the corresponding period in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (i) the average daily equity in the Partnership’s account, (ii) the amount of Treasury bills and/or money market mutual fund securities purchased by the Partnership, and (iii) upon interest rates over which the Partnership and MS&Co. have no control.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2016 increased by $18,090 as compared to the corresponding period in 2015. The increase in clearing fees is primarily due to an increase in the number of trades made by the Advisor during the three months ended March 31, 2016 as compared to the corresponding period in 2015.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2016 increased by $2,706 as compared to the corresponding period in 2015. This increase is primarily due to there being no ongoing selling agent fees charged for the period from January 1, 2015 to January 31, 2015.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2016 increased by $1,670 as compared to the corresponding period in 2015. The increase in management fees is primarily due to there being no management fees charged for the period from January 1, 2015 to January 31, 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership, including, among other things, (i) selecting, appointing and terminating the Partnership’s Advisor and (ii) monitoring the activities of the Advisor. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, it must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three months ended March 31, 2016 increased by $335 as compared to the corresponding period in 2015. This increase is primarily due to there being no General Partner fees charged for the period from January 1, 2015 to January 31, 2015.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three months ended March 31, 2016 and 2015. The Special Limited Partner will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

All or substantially all of the Partnership’s assets are subject to the risk of trading loss. The Partnership is a speculative commodity pool. The market sensitive instruments held by Partnership are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result and resulted, respectively, in frequent changes in the fair value of the Partnership’s open positions and, consequently, in their earnings and cash balances. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open contracts and the liquidity of the markets in which the Partnership trades.

The Partnership does rapidly acquire and liquidate both long and short positions in a range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of the Partnership’s future results.

“Value at Risk” is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended March 31, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership’s have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of March 31, 2016, the Partnership’s total capitalization was $22,502,819. The Partnership’s Value at Risk as of March 31, 2016 was as follows:

	March 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$1,845,267	8.20%	$3,229,791	$19,758	$1,897,591

Total	$1,845,267	8.20%

* Average monthly Values at Risk. As of December 31, 2015, the Partnership’s total capitalization was $25,854,269. The Partnership’s Value at Risk as of December 31, 2015 was as follows:
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. That settlement was finalized on February 10, 2016.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a SIV called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2016, there were no additional subscriptions. The Redeemable Units and Special Limited Partner equivalents were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemptions, the General Partner relied on the fact that the Redeemable Units and Special Limited Partner equivalents were purchased by accredited investors in a private offering.

The Partnership no longer offers Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	53.9170	$8,177.41	N/A	N/A
February 1, 2016 - February 29, 2016	48.3170	$7,801.61	N/A	N/A
March 1, 2016 - March 31, 2016	151.6410	$7,740.64	N/A	N/A
	253.8750	$7,845.00	N/A	N/A

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

	(a	)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(a) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(b	)

Certificate of Change of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c	)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d	)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(d) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e	)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(f	)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(g	)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(h	)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

	(i	)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(i) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

	(j	)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 7, 2015 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 13, 2015 and incorporated herein by reference).

3.2	(a	)

Second Amended and Restated Limited Partnership Agreement, dated and effective January 1, 2015 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 7, 2015 and incorporated herein by reference).

	(b	)

Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement, effective January 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 6, 2016 and incorporated herein by reference).

10.1	(a	)	Customer Agreement between the Partnership and Smith Barney Inc., dated February 12, 1998 (filed as Exhibit 10.B to the Partnership Form 10 filed on April 30, 1999 and incorporated herein by reference).

	(b	)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 30, 2013 (filed as Exhibit 10.1(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

	(c	)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective March 1, 2014 (filed as Exhibit 10.1(c) to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

	(d	)	U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference.)

10.2	(a	)	Agency Agreement among the Partnership, Smith Barney Futures Management Inc. and Smith Barney Inc., dated February 12, 1998 (filed as Exhibit 10.2 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(b	)	Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.3			Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated February 9, 1998 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.4			Advisory Agreement among the Partnership, the General Partner and AAA Capital Management Advisors, Ltd., dated April 3, 2006 (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

	(a	)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Advisors, Ltd. from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.4(a) to the annual report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

	(b	)	Management Agreement among the Partnership, the General Partner and Pan Capital Management, LP, dated January 6, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2015 and incorporated herein by reference).

10.5	—		Amended and Restated Master Services Agreement, by and among the Partnership, the General Partner and SS&C Technologies, Inc., effective March 31, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

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

MANAGED FUTURES PREMIER ENERGY FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: May 12, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 12, 2016