Form 10-Q
period 2016-09-30
MANAGED FUTURES PREMIER ENERGY FUND L.P.
filed 2016-11-10
CIK 1057051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes    No X

As of October 31, 2016, 2,008.8571 Limited Partnership Redeemable Units were outstanding.

MANAGED FUTURES PREMIER ENERGY FUND L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Managed Futures Premier Energy Fund L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2016	December 31, 2015

Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $16,749,471 at September 30, 2016 and December 31, 2015, respectively)	$-	$16,748,901
Cash	17,867,867	10,219,362
Cash margin	542,104	87,904
Net unrealized appreciation on open futures contracts	-	27,534
Options purchased, at fair value (cost $0 and $26,220 at September 30, 2016 and December 31, 2015, respectively)	-	21,147

Total equity in trading account	18,409,971	27,104,848

Cash at bank	413	-
Interest receivable	2,181	1,034

Total assets	$18,412,565	$27,105,882

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$18,363	$-
Options written, at fair value (premium received $110,001 and $0 at September 30, 2016 and December 31, 2015, respectively)	45,210	-
Accrued expenses:
Ongoing selling agent fees	30,582	45,176
Management fees	19,037	28,117
General Partner fees	3,807	5,623
Professional fees	42,800	68,504
Redemptions payable to General Partner	165,004	-
Redemptions payable to Limited Partners	-	1,104,193

Total liabilities	324,803	1,251,613

Partners’ Capital:
General Partner, 22.3237 and 40.9807 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	197,433	335,190
Special Limited Partner, 4.1150 and 0.0000 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	36,393	-
Limited Partners, 2,018.7421 and 3,119.9941 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	17,853,936	25,519,079

Total partners’ capital (net asset value)	18,087,762	25,854,269

Total liabilities and partners’ capital	$18,412,565	$27,105,882

Net asset value per Redeemable Unit	$8,844.09	$8,179.21

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Condensed Schedule of Investments

September 30, 2016

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	1,220	$(240,110)	(1.33)%

Total futures contracts purchased		(240,110)	(1.33)

Futures Contracts Sold
Energy	859	221,747	1.23

Total futures contracts sold		221,747	1.23

Net unrealized depreciation on open futures contracts		$(18,363)	(0.10)%

Options Written
Puts
Energy	55	$(45,210)	(0.25)%

Total options written (premium received $110,001)		$(45,210)	(0.25)%

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Condensed Schedule of Investments

December 31, 2015

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	170	$63,304	0.24%

Total futures contracts purchased		63,304	0.24

Futures Contracts Sold
Energy	24	(35,770)	(0.14)

Total futures contracts sold		(35,770)	(0.14)

Net unrealized appreciation on open futures contracts		$27,534	0.10%

Options Purchased
Puts
Energy	57	$21,147	0.08%

Total options purchased (cost $26,220)		$21,147	0.08%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$16,750,000	1/21/16	U.S. Treasury bills, 0.0125%* (Amortized cost of $16,749,471)	$16,748,901	64.78%

* Liquid non-cash held as collateral.

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$7,467	$981	$28,863	$2,184

Expenses:
Clearing fees	53,842	100,060	175,783	237,062
Ongoing selling agent fees	88,444	156,023	309,260	444,463
Management fees	55,039	97,261	192,462	276,942
General Partner fees	11,007	19,452	38,492	55,387
Professional fees	47,035	72,207	144,863	143,790

Total expenses	255,367	445,003	860,860	1,157,644

Net investment loss	(247,900)	(444,022)	(831,997)	(1,155,460)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,957,731	102,314	1,705,319	(495,091)
Net change in unrealized gains (losses) on open contracts	(427,102)	(125,744)	23,967	(26,570)

Total trading results	2,530,629	(23,430)	1,729,286	(521,661)

Net income (loss) before allocation to Special Limited Partner	2,282,729	(467,452)	897,289	(1,677,121)
Allocation to Special Limited Partner	(36,393)	-	(36,393)	-

Net income (loss) after allocation to Special Limited Partner	2,246,336	(467,452)	860,896	(1,677,121)
Subscriptions - Special Limited Partner	36,393	-	36,393	-
Redemptions - Limited Partners	(323,970)	(1,260,475)	(8,498,792)	(9,503,564)
Redemptions - General Partner	(165,004)	-	(165,004)	(99,837)

Net increase (decrease) in Partners’ Capital	1,793,755	(1,727,927)	(7,766,507)	(11,280,522)
Partners’ Capital, beginning of period	16,294,007	31,767,388	25,854,269	41,319,983

Partners’ Capital, end of period	$18,087,762	$30,039,461	$18,087,762	$30,039,461

Net asset value per Redeemable Unit (2,045.1808 and 3,603.2168 Redeemable Units outstanding at September 30, 2016 and 2015, respectively)	$8,844.09	$8,336.85	$8,844.09	$8,336.85

Net income (loss) per Redeemable Unit *	$1,082.71	$(125.38)	$664.88	$(424.60)

Weighted average Redeemable Units outstanding	2,073.4051	3,716.9021	2,562.3654	4,001.6450

*	Represents the change in net asset value per Redeemable Unit during the period.

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

As of September 30, 2016, all trading decisions for the Partnership are made by Pan Capital Management, LP, a registered commodity trading advisor (“Pan” or the “Advisor”).

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

The General Partner is not aware of any material changes to the trading program during the fiscal quarter ended September 30, 2016.

During the reporting periods ended September 30, 2016 and 2015, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015.

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

Profit Allocation. The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, if any, in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any. The Partnership allocates to the Special Limited Partner a profit share allocation to its capital account in the Partnership, if any, in the form of Redeemable Units and/or partial Redeemable Units, the value of which shall be equal to 20% of New Trading Profits earned by Pan each calendar quarter end.

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

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

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with Accounting Standards Codification (“ASC”) 946 “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments. The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$1,219.83	$(5.86)	$1,003.79	$(128.15)
Net investment loss	(137.12)	(119.52)	(338.91)	(296.45)

Increase (decrease) for the period	1,082.71	(125.38)	664.88	(424.60)
Net asset value per Redeemable Unit, beginning of period	7,761.38	8,462.23	8,179.21	8,761.45

Net asset value per Redeemable Unit, end of period	$8,844.09	$8,336.85	$8,844.09	$8,336.85

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.7)%	(5.7)%	(5.5)%	(4.6)%

Operating expenses	5.9%	5.7%	5.7%	4.6%
Allocation to Special Limited Partner	0.2%	-%	0.2%	-%

Total expenses and allocation to Special Limited Partner	6.1%	5.7%	5.9%	4.6%

Total return:
Total return before allocation to Special Limited Partner	14.1%	(1.5)%	8.3%	(4.8)%
Allocation to Special Limited Partner	(0.2)%	-%	(0.2)%	-%

Total return after allocation to Special Limited Partner	13.9%	(1.5)%	8.1%	(4.8)%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (except for allocation to Special Limited Partner, if applicable).

***	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

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

All of the commodity interests owned by the Partnership are held for trading purposes. The Partnership’s monthly average number of futures contracts traded during the three and nine months ended September 30, 2016 were 4,217 and 4,245, respectively. The Partnership’s monthly average number of futures contracts traded during the three months ended September 30, 2015 and the period February 1, 2015 to September 30, 2015 were 5,885 and 5,280, respectively. The Partnership’s monthly average number of options contracts traded during the three and nine months ended September 30, 2016 were 152 and 551, respectively. The Partnership’s monthly average number of option contracts traded during the three months ended September 30, 2015 and the period February 1, 2015 to September 30, 2015 were 1,189 and 986, respectively. For the period January 1, 2015 to January 31, 2015, the assets of the Partnership were not traded.

The Partnership discloses both gross information and net information about financial and derivative instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of September 30, 2016 and December 31, 2015, respectively.

		Gross Amounts Offset in	Amounts Presented in	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2016	Gross Amounts Recognized	the Statements of Financial Condition	the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged/Received (1)	Net Amount
Assets
Futures	$ 354,380	$(354,380)	$-	$ -	$ -	$-

Total assets	$ 354,380	$(354,380)	$-	$ -	$ -	$-

Liabilities
Futures	$ (372,743)	$354,380	$(18,363)	$ -	$ -	$(18,363)
Options written	(45,210)	-	(45,210)	-	-	(45,210)

Total liabilities	$ (417,953)	$354,380	$(63,573)	$ -	$ -	$(63,573)

Net fair value						$(63,573)	(1)

		Gross Amounts Offset in	Amounts Presented in	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2015	Gross Amounts Recognized	the Statements of Financial Condition	the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged/Received (1)	Net Amount
Assets
Futures	$ 77,559	$(50,025)	$27,534	$ -	$ -	$27,534
Options purchased	21,147	-	21,147	-	-	21,147

Total assets	$ 98,706	$(50,025)	$48,681	$ -	$ -	$48,681

Liabilities
Futures	$ (50,025)	$50,025	$-	$ -	$ -	$-

Total liabilities	$ (50,025)	$50,025	$-	$ -	$ -	$-

Net fair value						$48,681	(1)

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2016 and December 31, 2015.

	September 30, 2016
Assets

Futures Contracts

Energy	$354,380

Total unrealized appreciation on open futures contracts	354,380

Liabilities

Futures Contracts

Energy	(372,743)

Total unrealized depreciation on open futures contracts	(372,743)

Net unrealized depreciation on open futures contracts	$(18,363)	*

Liabilities

Options Written

Energy	$(45,210)

Total options written	$(45,210)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015
Assets

Futures Contracts

Energy	$77,559

Total unrealized appreciation on open futures contracts	77,559

Liabilities

Futures Contracts

Energy	(50,025)

Total unrealized depreciation on open futures contracts	(50,025)

Net unrealized appreciation on open futures contracts	$27,534	*

Assets

Options Purchased

Energy	$21,147

Total options purchased	$21,147	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2016 and 2015.

Sector	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Energy	$2,530,629		$(23,430)		$1,729,286		$(521,661)

Total	$2,530,629	***	$(23,430)	***	$1,729,286	***	$(521,661)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures, option contracts and swaps to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2016 and December 31, 2015 and for the periods ended September 30, 2016 and 2015, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

September 30, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$354,380	$354,380	$-	$-

Total assets	$354,380	$354,380	$-	$-

Liabilities
Futures	$372,743	$372,743	$-	$-
Options written	45,210	45,210	-	-

Total liabilities	$417,953	$417,953	$-	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$77,559	$77,559	$-	$-
Options purchased	21,147	21,147	-	-
U.S. Treasury bills	16,748,901	-	16,748,901	-

Total assets	$16,847,607	$98,706	$16,748,901	$-

Liabilities
Futures	$50,025	$50,025	$-	$-

Total liabilities	$50,025	$50,025	$-	$-

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased, U.S. Treasury bills, cash at bank and interest receivable, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2016, Partnership capital decreased 30.0% from $25,854,269 to $18,087,762. This decrease was attributable to redemptions of 1,101.2520 limited partner Redeemable Units resulting in an outflow of $8,498,792 and redemptions of 18.6570 General Partner Redeemable Units resulting in an outflow of $165,004, which was partially offset by subscriptions of 4.1150 Special Limited Partner Redeemable Units resulting in an inflow of $36,393 and a net gain of $860,896. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2016, the net asset value per Redeemable Unit increased 13.9% from $7,761.38 to $8,844.09 as compared to a decrease of 1.5% in the same period of 2015. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2016 of $2,530,629. Gains were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2015 of $23,430. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas.

The most significant gains were recorded during the last week of July as the Partnership benefitted from a move from net short positioning in natural gas futures to net long. Driven by increasingly hot, dry weather in the U.S., a seasonably weak increase in inventories, and growing demand from power generation, natural gas prices rallied strongly in the final days of the month. Gains were also achieved during September from the Partnership’s long positioning as a surge in natural gas prices during the second week of the month provided most of the Partnership’s gains for the month. The release of industry reports which showed a flattening supply outlook combined with increased demand nationally for natural gas drove prices higher. The Partnership also recorded gains throughout the latter half of August as the Partnership’s advisor increased overall long exposure at the same time that natural gas prices began to rally. The rally coincided with extremely hot temperatures in the U.S. which bolstered cooling demand from homes and businesses.

During the Partnership’s nine months ended September 30, 2016, the net asset value per Redeemable Unit increased 8.1% from $8,179.21 to $8,844.09 as compared to a decrease of 4.8% in the same period of 2015. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2016 of $1,729,286. Gains were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2015 of $521,661. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas.

The most significant gains were recorded during the last week of July as the Partnership benefitted from a move from net short positioning in natural gas futures to net long. Driven by increasingly hot, dry weather in the U.S., a seasonably weak increase in inventories, and growing demand from power generation, natural gas prices rallied strongly in the final days of the month. Gains were also achieved during September from the Partnership’s long positioning as a surge in natural gas prices during the second week of the month provided most of the Partnership’s gains for the month. The release of industry reports which showed a flattening supply outlook combined with increased demand nationally for natural gas drove prices higher. The Partnership also recorded gains throughout the latter half of August as the Partnership’s advisor increased overall long exposure at the same time that natural gas prices began to rally, spurred by extremely hot temperatures in the U.S. which bolstered cooling demand from homes and businesses. Gains were also achieved during May as prices fell dramatically over the first several days of the month and followed with choppy price action closing out a volatile first week, benefitting the Partnership’s short positioning. A portion of the Partnership’s gains for the first nine months of the year was offset by losses incurred losses during February from long positions in natural gas futures as mild weather throughout much of the U.S. limited demand for natural gas and moved prices dramatically lower. The Partnership’s net long positioning was also negatively affected during February after the release of U.S. Energy Information Administration (the “EIA”) reports which indicated that output from U.S. shale formations was overwhelming demand for fuel and inflated the largest natural gas supply glut in the U.S. in four years. Additional losses were experienced during April as choppy price actions dominated natural gas markets during the first half of the month. A spike in natural gas prices due to unseasonably cold weather in the Northeastern U.S. during the latter half of the month also adversely affected the Partnership’s positions. Smaller losses were recorded during the early days of March as a sharp drop in natural gas prices negatively affected the Partnership’s long positions after the release of reports which indicated that U.S. gas inventories reached record levels during the winter heating season.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s account in excess of the amount described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership. Interest income earned for the three and nine months ended September 30, 2016 increased by $6,486 and $26,679, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (i) the average daily equity maintained in cash in the Partnership’s account, (ii) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (iii) interest rates over which neither the Partnership nor MS&Co. has control.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2016 decreased by $46,218 and $61,279, respectively, as compared to the corresponding periods in 2015. The decrease in clearing fees is primarily due to a decrease in the number of trades made by the Advisor during the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2016 decreased by $67,579 and $135,203, respectively, as compared to the corresponding periods in 2015. This decrease is primarily due to lower average net assets during the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2016 decreased by $42,222 and $84,480, respectively, as compared to the corresponding periods in 2015. The decrease in management fees is primarily due to lower average net assets during the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership, including, among other things, (i) selecting, appointing and terminating the Partnership’s Advisor and (ii) monitoring the activities of the Advisor. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, it must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and nine months ended September 30, 2016 decreased by $8,445 and $16,895, respectively, as compared to the corresponding periods in 2015. This decrease is primarily due to lower average net assets during the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. The profit share allocation made to the Special Limited Partner for the three and nine months ended September 30, 2016 was $36,393. There were no profit share allocations made for the three and nine months ended September 30, 2015. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended September 30, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of September 30, 2016, the Partnership’s total capitalization was $18,087,762. The Partnership’s Value at Risk as of September 30, 2016 was as follows:

			Three Months Ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$587,314	3.25%	$2,002,419	$455,954	$855,010

Total	$587,314	3.25%

*	Average monthly Values at Risk.

As of December 31, 2015, the Partnership’s total capitalization was $25,854,269. The Partnership’s Value at Risk as of December 31, 2015 was as follows:

			Twelve Months Ended December 31, 2015
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

Regulatory and Governmental Matters

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage-backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer, which was granted on September 30, 2016. On October 21, 2016, the California Attorney General filed an amended complaint.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 under the Exchange Act in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. dollars in cleared swap segregated accounts in the United States to meet all U.S. dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $43 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $43 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $52 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage-backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co..

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and alleged that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleged that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and sought, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and sought, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raised claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and included a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserted claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and sought, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2016, there were no additional subscriptions by limited partners. The Redeemable Units and Special Limited Partner Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemptions, the General Partner relied on the fact that the Redeemable Units and Special Limited Partner Redeemable Units were purchased by accredited investors in a private offering.

The Partnership no longer offers Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2016 - July 31, 2016	38.2470	$ 8,161.73	N/A	N/A
August 1, 2016 - August 31, 2016	1.4000	$ 8,434.08	N/A	N/A
September 1, 2016 - September 30, 2016	0.0000	$ 8,844.09	N/A	N/A
	39.6470	$ 8,171.35	N/A	N/A

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

(h)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1(g) to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

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

MANAGED FUTURES PREMIER ENERGY FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 10, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 10, 2016