Form 10-K
period 2016-12-31
MANAGED FUTURES PREMIER ENERGY FUND L.P.
filed 2017-03-28
CIK 1057051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

Limited Partnership Redeemable Units with an aggregate value of $15,975,940 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2017, 1,994.1581 Limited Partnership Redeemable Units were outstanding.

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

Redemptions of limited partner Redeemable Units, Special Limited Partner Redeemable Units and General Partner Redeemable Units for the years ended December 31, 2016, 2015 and 2014 are reported in the Statements of Changes in Partners’ Capital under

“Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings.

During the years ended December 31, 2016, 2015 and 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

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

For the period January 1, 2016 through December 31, 2016, the approximate average market sector allocation for the Partnership was 100% energy.

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

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly fee (the “General Partner fee”) in return for its services equal to 1/12th of 0.25% (0.25% per year) of month-end net assets of the Partnership. Month-end net assets, for purposes of calculating General Partner fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s monthly management fee, the current month’s profit share allocation accrual, the General Partner fee and any redemptions or distributions, as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000.

The General Partner, on behalf of the Partnership, entered into a management agreement with AAA (the “AAA Management Agreement”), a registered commodity trading advisor. The Partnership paid AAA a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end net assets allocated to AAA. Month-end net assets, for the purpose of calculating management fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s profit share allocation accrual, the monthly management fee, the General Partner fee and any redemption or distributions as of the end of such month.

In addition, AAA was a Special Limited Partner of the Partnership, prior to its full redemption effective December 31, 2014, and received a quarterly profit share allocation to its capital account in the Partnership in the form of Redeemable Units, the value of which was equal to 20% of New Trading Profits, as defined in the AAA Management Agreement, earned on behalf of the Partnership during each calendar quarter and issued as Special Limited Partner Redeemable Units. The AAA Management Agreement was in effect until December 31, 2014.

The General Partner, on behalf of the Partnership, entered into a management agreement with Pan (the “Pan Management Agreement”), a registered commodity trading advisor. The Partnership pays Pan a monthly management fee equal to 1/12th of 1.25% (1.25% per year) of month-end net assets. The Pan Management Agreement can be terminated upon notice by either party.

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

Effective January 1, 2015, the Partnership entered into a selling agreement with Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership ceased paying an ongoing selling agent fee calculated by reference to the number of trades executed each month and, instead, began to pay an ongoing selling agent fee based on a percentage of the Partnership’s assets. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of month-end net Assets. Month-end net assets, for purposes of calculating ongoing selling agent fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, profit share allocation accrued, the General Partner fees, professional fees and any redemptions or distributions as of the end of such month. The ongoing selling agent fee is no longer inclusive of floor brokerage fees.

Effective March 1, 2014, the Partnership entered into a new customer agreement with MS&Co. (the “Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Customer Agreement, the Partnership pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”). The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. pays the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills will be retained by the Partnership. The Customer Agreement may generally be terminated upon notice by either party.

Effective that same date, the Partnership entered into a selling agreement with Morgan Stanley Wealth Management (the “Second MSWM Selling Agreement”). Pursuant to the Second MSWM Selling Agreement, Morgan Stanley Wealth Management received a monthly ongoing selling agent fee. Prior to October 1, 2014, the amount of the ongoing selling agent fee was calculated by multiplying the Partnership’s roundturn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side. Effective October 1, 2014, the ongoing selling agent fee was reduced to $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions. The ongoing selling agent fee amount was reduced by applicable floor brokerage fees. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to financial advisers who have sold Redeemable Units in the Partnership. The Partnership has terminated the Second MSWM Selling Agreement.

Prior to and during part of the fourth quarter of 2013, the Partnership was party to a customer agreement with CGM (the “CGM Customer Agreement”). During the fourth quarter of 2013, the Partnership entered into a customer agreement with MS&Co. (the “Prior MS&Co. Customer Agreement”) and a selling agent agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (the “First MSWM Selling Agreement”). The Partnership has terminated the CGM Customer Agreement, Prior MS&Co. Customer Agreement and the First MSWM Selling Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage commission equal to $18.00 per round-turn on futures transactions, an equivalent amount for swaps and $9.00 per side on options transactions. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership paid exchange, service, clearing, user, give-up and NFA fees (collectively the “CGM clearing fees”) through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by CFTC regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined.

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

(b)

Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2016 was $17,707,697.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including clearing, General Partner, ongoing selling agent and management fees.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swap dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the cost of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

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

In December 2016, the CFTC re-proposed new rules regarding speculative position limits, replacing a prior proposal from November 2013. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on an Advisor’s trading for the Partnership.

The General Partner, the Partnership and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents.

Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Partnership’s business, financial condition or results of operations and cause the Partnership to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s or a service provider’s computer systems. A cyber event may cause the Partnership or its service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Partnership’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Partnership or its service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the Advisor or other third-party service providers.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013 and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2016 Audited Financial Statement.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7,500,000.

Civil Litigation

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $247 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $247 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On September 30, 2016, the court granted MS&Co.’s demurrer, with leave to replead. On October 21, 2016, the California Attorney General filed an amended complaint. On January 25, 2017, the court denied MS&Co.’s demurrer with respect to the amended complaint.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2017 was 101.

(c)	Dividends. The Partnership did not declare any distributions in 2016 and 2015. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Redeemable Units for the twelve months ended December 31, 2016, 2015 and 2014. The Partnership no longer offers Redeemable Units for sale.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2016 - October 31, 2016	14.0000	$9,045.61	N/A	N/A
November 1, 2016 - November 30, 2016	10.6990	$8,782.91	N/A	N/A
December 1, 2016 - December 31, 2016	4.0000	$8,783.96	N/A	N/A
	28.6990	$8,911.21	N/A	N/A

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

Item 6. Selected Financial Data.

Total trading results, total investment income, total expenses, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and net asset value per Redeemable Unit and total assets at December 31, 2016, 2015, 2014, 2013 and 2012 were as follows:

	2016	2015	2014	2013	2012
Total trading results	$1,849,550	$(670,244)	$(590,489)	$(11,350,524)	$1,829,638
Total investment income	38,534	2,719	9,187	29,198	66,715
Total expenses	(1,110,119)	(1,548,896)	(1,851,407)	(3,727,052)	(6,367,383)

Net income (loss) before allocation to Special Limited Partner	777,965	(2,216,421)	(2,432,709)	(15,048,378)	(4,471,030)
Allocation to Special Limited Partner	(36,393)	-	-	-	-

Net income (loss) after allocation to Special Limited Partner	$741,572	$(2,216,421)	$(2,432,709)	$(15,048,378)	$(4,471,030)

Increase (decrease) in net asset value per Redeemable Unit	$604.75	$(582.24)	$(331.67)	$(1,178.19)	$(252.83)

Net asset value per Redeemable Unit	$8,783.96	$8,179.21	$8,761.45	$9,093.12	$10,271.31

Total assets	$17,862,402	$27,105,882	$51,198,562	$77,692,684	$145,928,434

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership seeks to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests, including commodity futures and commodity option contracts traded on United States exchanges and certain foreign exchanges and swaps. The Partnership intends to trade only energy and energy-related products, but is authorized to trade commodity futures, swaps and option contracts of any kind. The Partnership had invested substantially all of its capital in the Master prior to its full redemption from the Master effective December 31, 2014. AAA was authorized to trade forward contracts on behalf of the Partnership but did not do so (certain swaps that the Advisor traded were, however, the substantial economic equivalent of forward contracts.)

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The General Partner engages a team of approximately 30 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership, as applicable, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

While the Partnership has the right to seek lower commission rates and fees from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable and competitive.

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

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in its trading account, consisting of cash at MS&Co. and cash margin, net unrealized appreciation on open futures contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2016.

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

From January 1, 2016 through December 31, 2016, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 5.6%.

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

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, ongoing, selling agent, management and general partner fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which neither the Partnership nor MS&Co. has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2016, 1,129.9510 limited partner Redeemable Units were redeemed totaling $8,754,535 and 19.2260 General Partner Redeemable Units were redeemed totaling $170,002. For the year ended December 31, 2015, 1,543.6390 limited partner Redeemable Units were redeemed totaling $13,149,456 and 11.4980 General Partner Redeemable Units were redeemed totaling $99,837. For the year ended December 31, 2014, 3,117.2310 limited partner Redeemable Units were redeemed totaling $27,551,394, 74.8040 General Partner Redeemable Units were redeemed totaling $644,924 and 118.5047 Special Limited Partner Redeemable Units were redeemed totaling $1,038,273.

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in Rule 501(a) of Regulation D under the Securities Act.

(c) Results of Operations.

For the year ended December 31, 2016, the net asset value per Redeemable Unit increased 7.4% from $8,179.21 to $8,783.96. For the year ended December 31, 2015, the net asset value per Redeemable Unit decreased 6.6% from $8,761.45 to $8,179.21. For the year ended December 31, 2014, the net asset value per Redeemable Unit decreased 3.6% from $9,093.12 to $8,761.45.

The Partnership experienced a net trading gain of $1,849,550 before fees and expenses for the year ended December 31, 2016. Gains were primarily attributable to the Partnership’s trading of commodity futures in natural gas. The net trading gain (or loss) realized from the Partnership is disclosed under “Item 8. Financial Statements and Supplementary Data.”

The Partnership recorded its most significant gains during the last week of July as the Partnership benefitted from a move from net short positioning in natural gas futures to net long. Driven by increasingly hot, dry weather in the U.S., a seasonably weak increase in inventories, and growing demand from power generation, natural gas prices rallied strongly in the final days of the month. Gains were also achieved during September from the Partnership’s long positioning as a surge in natural gas prices during the second week of the month provided most of the Partnership’s gains for the month. The release of industry reports which showed a flattening supply outlook combined with increased demand nationally for natural gas drove prices higher in September. The Partnership also recorded gains throughout the latter half of August as the Partnership’s advisor increased overall long exposure at the same time that natural gas prices began to rally, spurred by extremely hot temperatures in the U.S. which bolstered cooling demand from homes and businesses. During October, gains were achieved late in the month as mild weather patterns in the U.S. caused natural gas prices to plunge, benefitting the Partnership’s short positions. Gains were also achieved during May as prices fell dramatically over the first several days of the month and followed with choppy price action closing out a volatile first week, benefitting the Partnership’s short positioning. A portion of the Partnership’s gains for the year was offset by losses incurred during February from long positions in natural gas futures as mild weather throughout much of the U.S. limited demand for natural gas and moved prices dramatically lower. The Partnership’s net long positioning was also negatively affected during February after the release of U.S. Energy Information Administration (the “EIA”) reports which indicated that output from U.S. shale formations was overwhelming demand for fuel and inflated the largest natural gas supply glut in the U.S. in four years. Losses were recorded during November from the Partnership’s net short natural gas positioning as prices rallied sharply over the month’s final days. Additional losses were experienced during April as choppy price actions dominated natural gas markets during the first half of the month. A spike in natural gas prices due to unseasonably cold weather in the Northeastern U.S. during the latter half of April also adversely affected the Partnership’s positions. Smaller losses were recorded during the early days of March as a sharp drop in natural gas prices negatively affected the Partnership’s long positions.

The Partnership experienced a net trading loss of $670,244 before fees and expenses for the year ended December 31, 2015. Losses were primarily attributable to the Partnership’s trading of commodity futures in natural gas.

The Partnership recorded the most significant losses during February. Losses were incurred at the start of the February due to short positions in natural gas futures after severe weather in the U.S. Midwest and Northeast spurred demand for heating from homes and businesses. In the middle of February, weather again drove natural gas prices higher as much of the country faced colder-than-normal temperatures. Additionally, an industry report released in mid-February indicated that the number of working natural gas rigs in the U.S. decreased during January adding further upward pressure to gas prices. During December, losses were experienced as milder-

than-normal weather throughout much of the U.S. pushed natural gas prices lower, negatively affecting the Partnership’s net long positioning. Additional losses were recorded during June as an increase in prices early in the month resulted in losses for the Fund’s short-biased positions. Later in June, following a move to a net long positioning, the Fund recorded further losses as prices moved lower on weak cooling demand driven by mild weather in much of the U.S. Losses were also incurred during July as falling natural gas prices driven by robust supplies, mild temperatures, and low demand in the U.S. negatively affected the Partnership’s net long bias during the month. The Partnership’s natural gas positions also recorded smaller losses during April, May, and October. A portion of the Partnership’s losses during the year was offset by gains achieved during March as a fall in natural gas prices at the start of the month positively affected short positions. The Partnership’s short positioning bias also benefitted from the release of an Energy Information Agency report in the middle of March which indicated that residential and business natural gas consumption fell during the early stages of the month. Mild weather that blanketed many of the major gas-consuming regions in the U.S. throughout March combined with the release of a report which showed that natural gas inventories advanced from the same period in the previous year to help the Partnership’s short positions record profits during the latter half of March. Smaller gains were recorded during November.

Interest income on 80% of the Partnership’s average daily equity maintained in cash during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s account in excess of the amount described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership. Interest income earned directly for the three and twelve months ended December 31, 2016 increased by $9,136 and $35,815, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and twelve months ended December 31, 2016 as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (i) the average daily equity maintained in cash in the Partnership’s account, (ii) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (iii) interest rates over which neither the Partnership nor MS&Co. has control.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2016 decreased by $26,361 and $87,640, respectively, as compared to the corresponding periods in 2015. The decrease is primarily due to a decrease in the number of trades made by the Advisor during the three and twelve months ended December 31, 2016 as compared to the corresponding periods in 2015.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2016 decreased by $53,390 and $188,593, respectively, as compared to the corresponding periods in 2015. The decrease is primarily due to lower average net assets during the three and twelve months ended December 31, 2016 as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2016 decreased by $33,309 and $117,789, respectively, as compared to the corresponding periods in 2015. The decrease is primarily due to lower average net assets during the three and twelve months ended December 31, 2016 as compared to the corresponding periods in 2015. In addition, no management fee was charged to the Partnership for the period from January 1, 2015 to January 31, 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership, including, among other things, (i) selecting, appointing and terminating the Partnership’s Advisor and (ii) monitoring the activities of the Advisor. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2016 decreased by $6,662 and $23,557 as compared to the corresponding periods in 2015. This decrease is primarily due to lower average net assets during the three and twelve months ended December 31, 2016 as compared to the corresponding periods in 2015. No General Partner fees were charged to the Partnership for the period from January 1, 2015 to January 31, 2015.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. The profit share allocation made to the Special Limited Partner for the twelve months ended December 31, 2016 was $36,393. There were no profit share allocations made for the twelve months ended December 31, 2015. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal, accounting expenses, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2016 and 2015 were $185,033 and $206,231, respectively.

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

The most significant losses were recorded within the gasoline markets during October and November from long futures positions as prices moved lower after the U.S. Energy Department released a report showing gasoline inventories advanced during the third quarter while consumption in the U.S. was lower than analysts previously predicted. During July, August, and September further losses were recorded from long positions in RBOB gasoline futures as prices declined as U.S. refineries increased production at near record rates. Losses were also experienced during September from long positions in Brent crude oil futures as prices moved lower on weakening global demand and increased oil production in the U.S. and the Middle East. Additional losses were incurred during May from short positions in Brent crude oil futures as prices advanced as tensions between Ukraine and Russia increased speculation of potential sanctions against Russia. Losses during June were experienced from short positions in Brent crude oil futures as prices rose after uprisings in Iraq and Libya threatened to curtail exports from the Middle East. The Partnership’s losses during the year were offset by trading gains achieved during September from short positions in heating oil futures as prices declined on news that fuel inventory levels were higher than previous estimates predicted during the second quarter. During February, gains were recorded from long positions in heating oil futures as prices advanced on increased demand in the U.S. due to persistent, prolonged cold weather throughout much of the country. Additional gains in the heating oil market were achieved during November and December. During July and September, gains were experienced from short WTI crude oil positions as prices moved lower as government reports showed continued growth in U.S. oil production. During February, gains were recorded from long natural gas positions as prices rallied early in the month after cold weather in the U.S. increased demand for heating homes and businesses. Additional gains were recorded during April from long positions in natural gas futures as prices moved higher after government data indicated fuel inventories fell to an 11-year-low.

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

In allocating substantially all of the assets of the Partnership to Pan, and prior to December 31, 2014 to AAA, the General Partner considers, among other factors, the background of the Advisor’s principles, as well as the Advisor’s trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and free requirements. The General Partner may modify or terminate the allocation of assets to Pan at any time. Pan’s trading program is described in the “Overview” section of this Item 7.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to their trading activities in emerging market instruments, where clearance, settlement and custodial risks are often greater than in more established markets.

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

(g) Critical Accounting Policies.

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The Partnership’s most significant accounting policy is the valuation of its investments in futures, option and forward contracts and U.S. Treasury bills, as applicable. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

All of the Partnership’s assets are subject to the risk of trading loss directly and, in prior periods, were subject to the risk of trading loss indirectly through its investment in the Master prior to its full redemption effective December 31, 2014. The Partnership is, and the Master was, a speculative commodity pool. The market sensitive instruments held by Partnership are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are, and by the Master were, subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

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

Materiality as used in this section is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Master’s market sensitive instruments.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2016, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2016, the Partnership’s total capitalization was $17,707,697. The Partnership’s Value at Risk as of December 31, 2016 was as follows:

			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$909,599	5.14%	$3,229,791	$19,758	$1,188,459

Total	$909,599	5.14%

* Annual average of month-end Values at Risk.

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held directly by the Partnership was typically many times the applicable margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions created a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could have caused the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership and the Master — gives no indication of this “risk of ruin.”

Materiality as used in this section is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s market sensitive instruments.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2016 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Energy. The Partnership’s primary energy market exposure is to natural gas price movements, often resulting from supply/demand factors and weather conditions. Natural gas prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and attempts to control including through its investment in the Master prior to its full redemption effective December 31, 2014, the Partnership’s exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it had effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject or the Master may have been subject.

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

Item 8. Financial Statements and Supplementary Data.

Managed Futures Premier Energy Fund L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2016, 2015 and 2014; Statements of Financial Condition at December 31, 2016 and 2015; Condensed Schedule of Investments at December 31, 2016 and 2015; Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014; Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014; and Notes to Financial Statements.

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
President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Energy Fund L.P.

Ceres Managed Futures LLC 522 Fifth Avenue New York, NY 10036 (855) 672-4468

Management’s Report on Internal Control Over

Financial Reporting

The management of Managed Futures Premier Energy Fund L.P., (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Managed Futures Premier Energy Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2016 based on the criteria referred to above.

Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Energy Fund L.P.	Steven Ross Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Energy Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Managed Futures Premier Energy Fund L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Premier Energy Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier Energy Fund L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Managed Futures Premier Energy Fund L.P.

Statements of Financial Condition

December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $16,749,471 at December 31, 2016 and 2015, respectively)	$-	$16,748,901
Cash (Note 3c)	16,819,282	10,219,362
Cash margin (Note 3c)	904,374	87,904
Net unrealized appreciation on open futures contracts	134,195	27,534
Options purchased, at fair value (cost $0 and $26,220 at December 31, 2016 and 2015, respectively)	-	21,147

Total equity in trading account	17,857,851	27,104,848

Cash at bank (Note 1)	218	-
Interest receivable (Note 3c)	4,333	1,034

Total assets	$17,862,402	$27,105,882

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $110,000 and $0 at December 31, 2016 and 2015, respectively)	$5,225	$-
Accrued expenses:
Ongoing selling agent fees (Note 3d)	29,762	45,176
Management fees (Note 3b)	18,510	28,117
General Partner fees (Note 3a)	3,702	5,623
Professional fees	57,372	68,504
Redemptions payable to General Partner (Note 6)	4,998	-
Redemptions payable to Limited Partners (Note 6)	35,136	1,104,193

Total liabilities	154,705	1,251,613

Partners’ Capital (Notes 1 and 6):
General Partner, 21.7547 and 40.9807 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	191,092	335,190
Special Limited Partner, 4.1150 and 0.0000 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	36,146	-
Limited Partners, 1,990.0431 and 3,119.9941 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	17,480,459	25,519,079

Total partners’ capital (net asset value)	17,707,697	25,854,269

Total liabilities and partners’ capital	$17,862,402	$27,105,882

Net asset value per Redeemable Unit	$8,783.96	$8,179.21

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Condensed Schedule of Investments

December 31, 2016

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	1,033	$1,333,803	7.53%

Total futures contracts purchased		1,333,803	7.53

Futures Contracts Sold
Energy	983	(1,199,608)	(6.77)

Total futures contracts sold		(1,199,608)	(6.77)

Net unrealized appreciation on open futures contracts		$134,195	0.76%

Options Written
Puts
Energy	55	(5,225)	(0.03)%

Total options written (premiums received $110,000)		$(5,225)	(0.03)%

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

Managed Futures Premier Energy Fund L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Investment Income:
Interest income (Note 3c)	$38,534	$2,719	$-
Interest income allocated from the Master (Note 3c)	-	-	9,187

Total investment income	38,534	2,719	9,187

Expenses:
Expenses allocated from the Master	-	-	173,997
Clearing fees (Note 3c)	226,183	313,823	-
Ongoing selling agent fees (Note 3d)	400,128	588,721	636,056
Management fees (Note 3b)	248,980	366,769	879,715
General Partner fees (Note 3a)	49,795	73,352	32,190
Professional fees	185,033	206,231	129,449

Total expenses	1,110,119	1,548,896	1,851,407

Net investment loss	(1,071,585)	(1,546,177)	(1,842,220)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Master:
Net realized gains (losses) on closed contracts	1,633,041	(692,705)	-
Net realized gains (losses) on closed contracts allocated from the Master	-	-	(857,166)
Net change in unrealized gains (losses) on open contracts	216,509	22,461	-
Net change in unrealized gains (losses) on open contracts allocated from the Master	-	-	266,677

Total trading results	1,849,550	(670,244)	(590,489)

Net income (loss) before allocation to Special Limited Partner	777,965	(2,216,421)	(2,432,709)
Allocation to Special Limited Partner (Note 3b)	(36,393)	-	-

Net income (loss) after allocation to Special Limited Partner	$741,572	$(2,216,421)	$(2,432,709)

Net income (loss) per Redeemable Unit (Note 7) *	$604.75	$(582.24)	$(331.67)

Weighted average Redeemable Units outstanding	2,429.8443	3,872.2678	6,810.2760

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2016, 2015 and 2014

	Limited Partners	Special Limited Partner	General Partner	Total
Partners’ Capital, December 31, 2013	$70,752,309	$1,077,577	$1,157,397	$72,987,283
Redemptions of 3,117.2310 Redeemable Units	(27,551,394)	-	-	(27,551,394)
Redemptions of 118.5047 Special Limited Partner Redeemable Units	-	(1,038,273)	-	(1,038,273)
Redemptions of 74.8040 General Partner Redeemable Units	-	-	(644,924)	(644,924)
Allocation of net income (loss) for the year ended December 31, 2014:
Net income (loss)	(2,340,722)	(39,304)	(52,683)	(2,432,709)

Partners’ Capital, December 31, 2014	40,860,193	-	459,790	41,319,983
Redemptions of 1,543.6390 Redeemable Units	(13,149,456)	-	-	(13,149,456)
Redemptions of 11.4980 General Partner Redeemable Units	-	-	(99,837)	(99,837)
Allocation of net income (loss) for the year ended December 31, 2015:
Net income (loss)	(2,191,658)	-	(24,763)	(2,216,421)

Partners’ Capital, December 31, 2015	25,519,079	-	335,190	25,854,269
Redemptions of 1,129.9510 Redeemable Units	(8,754,535)	-	-	(8,754,535)
Redemptions of 19.2260 General Partner Redeemable Units	-	-	(170,002)	(170,002)
Allocation of net income (loss) for the year ended December 31, 2016:
Allocation of 4.1150 Special Limited Partner Redeemable Units (Note 3b)	-	36,393	-	36,393
Net income (loss)	715,915	(247)	25,904	741,572

Partners’ Capital, December 31, 2016	$17,480,459	$36,146	$191,092	$17,707,697

Net asset value per Redeemable Unit:

2014:	$8,761.45

2015:	$8,179.21

2016:	$8,783.96

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

1.	Organization:

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. At December 31, 2016, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings was ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

As of December 31, 2016, all trading decisions for the Partnership are made by Pan Capital Management, LP, a registered commodity trading advisor (“Pan” or the “Advisor”).

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

During the periods covered by this report, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

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

c.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

d.

Partnership Investments. All commodity interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses.

e.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

f.

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

g.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with Accounting Standards Codification (“ASC”) 946 “Financial Services – Investment Companies.” See Note 7, “Financial Highlights.”

h.

Fair Value of Financial Instruments. The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

i.

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

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly fee in return for its services equal to 1/12th of 0.25% (0.25% per year) of month-end net assets of the Partnership. Month-end net assets, for purposes of calculating General Partner fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s monthly management fee, the current month’s profit share allocation accrual, the General Partner fee and any redemptions or distributions, as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into a management agreement with AAA (the “AAA Management Agreement”), a registered commodity trading advisor. The Partnership paid AAA a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end net assets allocated to AAA. Month-end net assets, for purposes of calculating management fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s profit share allocation accrual, the monthly management fee, the General Partner fee and any redemption or distributions as of the end of such month.

In addition, AAA was a Special Limited Partner of the Partnership, prior to its full redemption effective December 31, 2014, and received a quarterly profit share allocation to its capital account in the Partnership in the form of Redeemable Units, the value of which was equal to 20% of New Trading Profits, as defined in the AAA Management Agreement, earned on behalf of the Partnership during each calendar quarter and issued as Special Limited Partner Redeemable Units. The AAA Management Agreement was in effect until December 31, 2014.

The General Partner, on behalf of the Partnership, entered into a management agreement with Pan (the “Pan Management Agreement”), a registered commodity trading advisor. The Partnership pays Pan a monthly management fee equal to 1/12th of 1.25% (1.25% per year) of month-end net assets. The Pan Management Agreement can be terminated upon notice by either party.

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

c.	Customer Agreement:

Effective March 1, 2014, the Partnership entered into a customer agreement with MS&Co. (the “Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Customer Agreement, the Partnership pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association fees (the “clearing fees”). The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. At December 31, 2016 and 2015, the amount of cash held for margin requirements was $904,374 and $87,904, respectively. MS&Co. pays the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills will be retained by the Partnership. The Customer Agreement may generally be terminated upon notice by either party.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

Prior to March 1, 2014, the Partnership was party to a Customer Agreement with MS&Co. (the “Prior Customer Agreement”). Under the Prior Customer Agreement, the Partnership paid MS&Co. a monthly brokerage commission equal to $18.00 per round-turn on futures transactions, an equivalent amount for swaps and $9.00 per side on options transactions. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership also paid clearing fees through its investment in the Master. Clearing fees were also allocated to the Partnership based on its proportionate share of the Master. During the term of the Prior Customer Agreement, all of the Partnership’s assets not held in the Master’s accounts at MS&Co. were deposited in the Partnership’s account at MS&Co. The Partnership’s cash was also deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. also agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Partnership has terminated the Prior Customer Agreement.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

d.	Selling Agent Agreement:

Effective January 1, 2015, the Partnership entered into a selling agent agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of month-end Net Assets. Month-end Net Assets, for purposes of calculating ongoing selling agent fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, profit share allocation accrual, the General Partner fees, professional fees and any redemptions or distributions as of the end of such month.

Effective March 1, 2014, the Partnership entered into a Selling Agreement with Morgan Stanley Wealth Management (the “Second MSWM Selling Agreement”). Under the Second MSWM Selling Agreement, Morgan Stanley Wealth Management received a monthly ongoing selling agent fee. Prior to October 1, 2014, the amount of the ongoing selling agent fee was calculated by multiplying the Partnership’s round turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side. Effective October 1, 2014, the ongoing selling agent fee was reduced to $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions. The ongoing selling agent fee amount was reduced by applicable floor brokerage. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to financial advisers who have sold Redeemable Units in the Partnership. The Partnership has terminated the Second MSWM Selling Agreement.

Prior to March 1, 2014, the Partnership was party to a Selling Agreement with Morgan Stanley Wealth Management (the “First MSWM Selling Agreement”). The Partnership has terminated the First MSWM Selling Agreement.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

4.	Trading Activities:

The Partnership was formed for the purpose of trading commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invested substantially all of its assets through a “master-feeder” structure, prior to its full redemption from the Master effective December 31, 2014. The Partnership’s pro-rata share of the results of the Master’s trading activities is shown in the Statements of Income and Expenses.

The Customer Agreement with the Partnership gives, and prior to the Partnership’s full redemption from the Master effective December 31, 2014 gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps contracts. The Partnership nets and the Master netted, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

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

All of the commodity interests owned by the Partnership are, and by the Master were, held for trading purposes. The Partnership’s monthly average number of futures contracts traded during the year ended December 31, 2016 was 4,178. The Partnership’s monthly average number of futures contracts traded during the period February 1, 2015 to December 31, 2015 was 5,186. The Partnership’s monthly average number of options contracts traded during the year ended December 31, 2016 was 469. The Partnership’s monthly average number of options contracts traded during the period February 1, 2015 to December 31, 2015 was 911. For the period January 1, 2015 to January 31, 2015, the assets of the Partnership were not traded. Due to the change in structure of the Partnership from a “master-feeder” to direct trading, the calculation of the monthly average number of contracts traded as disclosed above is based on each month’s average total number of contracts traded during the month for the Partnership, and for the Master was based on the average number of open contracts as of the end of each month.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2016 and 2015, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in	Presented in	Statements of Financial Condition
		the Statements	the Statements
	Gross Amounts	of Financial	of Financial	Financial	Cash Collateral
December 31, 2016	Recognized	Condition	Condition	Instruments	Pledged/Received *	Net Amount
Assets
Futures	$1,461,193	$(1,326,998)	$134,195	$-	$-	$134,195

Total assets	$1,461,193	$(1,326,998)	$134,195	$-	$-	$134,195

Liabilities
Futures	$(1,326,998)	$1,326,998	$-	$-	$-	$-
Options written	(5,225)	-	(5,225)	-	-	(5,225)

Total liabilities	$(1,332,223)	$1,326,998	$(5,225)	$-	$-	$(5,225)

Net fair value						$128,970	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in	Presented in	Statements of Financial Condition
		the Statements	the Statements
	Gross Amounts	of Financial	of Financial	Financial	Cash Collateral
December 31, 2015	Recognized	Condition	Condition	Instruments	Pledged/Received *	Net Amount
Assets
Futures	$77,559	$(50,025)	$27,534	$-	$-	$27,534
Options purchased	21,147	-	21,147	-	-	21,147

Total assets	$98,706	$(50,025)	$48,681	$-	$-	$48,681

Liabilities
Futures	$(50,025)	$50,025	$-	$-	$-	$-

Total liabilities	$(50,025)	$50,025	$-	$-	$-	$-

Net fair value						$48,681	*

*

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of December 31, 2016 and 2015, respectively.

	December 31, 2016
Assets

Futures Contracts
Energy	$1,461,193

Total unrealized appreciation on open futures contracts	1,461,193

Liabilities

Futures Contracts
Energy	(1,326,998)

Total unrealized depreciation on open futures contracts	(1,326,998)

Net unrealized appreciation on open futures contracts	$134,195	*

Liabilities

Options Written
Energy	$(5,225)

Total options written	$(5,225)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2016 and 2015, respectively.

Sector	2016		2015
Energy	$1,849,550		$(670,244)

Total	$1,849,550	***	$(670,244)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

The Partnership considers prices for exchange-traded commodity futures, option contracts and swaps to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2016 and 2015, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the years ended December 31, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2.

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,461,193	$1,461,193	$-	$-

Total assets	$1,461,193	$1,461,193	$-	$-

Liabilities
Futures	$1,326,998	$1,326,998	$-	$-
Options written	5,225	5,225	-	-

Total liabilities	$1,332,223	$1,332,223	$-	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$77,559	$77,559	$-	$-
Options purchased	21,147	21,147	-	-
U.S. Treasury bills	16,748,901	-	16,748,901	-

Total assets	$16,847,607	$98,706	$16,748,901	$-

Liabilities
Futures	$50,025	$50,025	$-	$-

Total liabilities	$50,025	$50,025	$-	$-

6.	Distributions and Redemptions:

Distributions are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date. The General Partner does not intend to make any distributions of the Partnership’s profits. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$1,060.74	$(173.51)	$(59.00)
Net investment loss	(455.99)	(408.73)	(272.67)

Increase (decrease) for the year	604.75	(582.24)	(331.67)
Net asset value per Redeemable Unit, beginning of year	8,179.21	8,761.45	9,093.12

Net asset value per Redeemable Unit, end of year	$8,783.96	$8,179.21	$8,761.45

	2016	2015	2014
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(5.4)%	(4.8)%	(3.1)%

Operating expenses	5.6%	4.8%	3.1%
Allocation to Special Limited Partner	0.2%	-%	-%

Total expenses and allocation to Special Limited Partner	5.8%	4.8%	3.1%

Total return:
Total return before allocation to Special Limited Partner	7.6%	(6.6)%	(3.6)%
Allocation to Special Limited Partner	(0.2)%	-%	-%

Total return after allocation to Special Limited Partner	7.4%	(6.6)%	(3.6)%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and includes the income and expenses allocated from the Master for the year ended December 31, 2014.

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded by the Partnership. The Partnership is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. In the event of a counterparty default, the Partnership’s risk of loss is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has credit risk and concentration risk as MS&Co. or an MS&Co. affiliate is the counterparty or broker with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s counterparty is an exchange or clearing organization.

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

9.	Subsequent Events:

As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of MSSB Holdings. MSD Holdings is ultimately owned by Morgan Stanley.

The General Partner has evaluated the subsequent events through the date the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2016 and 2015 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2016 to	July 1, 2016 to	April 1, 2016 to	January 1, 2016 to
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total trading results	$120,264	$2,530,629	$236,468	$(1,037,811)
Total investment income	9,671	7,467	8,831	12,565
Total expenses	(249,259)	(255,367)	(270,938)	(334,555)

Net income (loss) before allocation to Special Limited Partner	$(119,324)	$2,282,729	$(25,639)	$(1,359,801)
Allocation to Special Limited Partner	-	(36,393)	-	-

Net income (loss) after allocation to Special Limited Partner	$(119,324)	$2,246,336	$(25,639)	$(1,359,801)

Increase (decrease) in net asset value per Redeemable Unit	$(60.13)	$1,082.71	$20.74	$(438.57)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2015 to	July 1, 2015 to	April 1, 2015 to	January 1, 2015 to
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total trading results	$(148,583)	$(23,430)	$(343,706)	$(154,525)
Total investment income	535	981	505	698
Total expenses	(391,252)	(445,003)	(423,378)	(289,263)

Net income (loss)	$(539,300)	$(467,452)	$(766,579)	$(443,090)

Increase (decrease) in net asset value per Redeemable Unit	$(157.64)	$(125.38)	$(194.90)	$(104.32)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 1, 2016, the Board of Directors of the General Partner dismissed Deloitte & Touche LLP (“Deloitte”) as the registered public accounting firm for the Partnership, effective as of the close of business on the day the Partnership’s audited financial statements for the 2016 fiscal year end, including this Form 10-K, are filed.

The audit reports of Deloitte on the Partnership’s financial statements as of and for the two most recent fiscal years (ending December 31, 2016 and December 31, 2015) did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no disagreements between the Partnership and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter thereof in its report on the financial statements of the Partnership for such periods. During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no “reportable events” (as defined in Regulation S-K Item 304(a)(1)(v)).

On December 1, 2016, the Board of Directors of the General Partner, on behalf of the Partnership, approved the engagement of Ernst & Young LLP (“EY”) as the independent registered public accounting firm for the Partnership. During the Partnership’s fiscal years ending December 31, 2015 and December 31, 2014 and the interim period prior to engaging EY, neither the Partnership, the General Partner, nor anyone on their behalf consulted EY, on behalf of the Partnership, regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on the Partnership’s financial statements, or any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information. None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Maureen O’Toole (Director), M. Paul Martin (Director), Feta Zabeli (Director) and Matthew R. Graver (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan, Steven Ross, Maureen O’Toole and Feta Zabeli serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 48, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 45, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 59, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 58, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 57, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 49, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays the General Partner a General Partner fee equal to an annual rate of 0.25% (paid monthly) of month-end net assets of the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2017, the Partnership knows of two people who beneficially own more than 5% of the Redeemable Units outstanding.

(1) Title of Class	(2) Name and Address of Beneficial Ownership	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Redeemable Units	Rodger L. Spencer 23348 Argyle Street Novi, MI 48374-3696	190.0000	9.4%

Redeemable Units	Harold L. Hunsaker 4242 Broadway Street #1103 San Antonio, TX 78209-6466	125.6290	6.2%

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2016:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Redeemable Units	General Partner	21.7547	1.1%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., Morgan Stanley Wealth Management and the General Partner would be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the years ended December 31, 2016 and 2015 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2016	$78,000
2015	$73,800

(2)	Audit-Related Fees. None

(3)	Tax Fees. The Partnership did not pay Deloitte any amounts in 2016 and 2015 for professional services in connection with tax compliance, tax advice and tax planning.

(4)	All Other Fees. None.

(5)	Not Applicable.

(6)	Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2016 and 2015.

Condensed Schedule of Investments at December 31, 2016 and 2015.

Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014.

Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014.

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

(g)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(g) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

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

Customer Agreement between the Partnership and Smith Barney Inc., dated February 12, 1998 (filed as Exhibit10.B to the Partnership Form 10 filed on April 30, 1999 and incorporated herein by reference).

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
Date: March 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole

Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2017	Date: March 28, 2017	Date: March 28, 2017

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver

Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2017	Date: March 28, 2017
Date: March 28, 2017

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.