Form 10-Q
period 2017-06-30
MANAGED FUTURES PREMIER ENERGY FUND L.P.
filed 2017-08-10
CIK 1057051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes    No X

As of July 31, 2017, 1,728.8011 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Managed Futures Premier Energy Fund L.P.

Statements of Financial Condition

	June 30, 2017 (Unaudited)	December 31, 2016
Assets:
Equity in trading account:
Unrestricted Cash	$15,250,939	$16,819,282
Restricted cash	1,109,738	904,374
Net unrealized appreciation on open futures contracts	449,998	134,195
Options purchased, at fair value (cost $26,000 and $0 at June 30, 2017 and December 31, 2016, respectively)	15,200	-

Total equity in trading account	16,825,875	17,857,851

Cash at bank	825	218
Interest receivable	8,961	4,333

Total assets	$16,835,661	$17,862,402

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $198,000 and $110,000 at June 30, 2017 and December 31, 2016, respectively)	$264,850	$5,225
Accrued expenses:
Ongoing selling agent fees	27,618	29,762
Management fees	17,155	18,510
General Partner fees	3,431	3,702
Professional fees	74,399	57,372
Redemptions payable to General Partner	25,004	4,998
Redemptions payable to Limited Partners	890,750	35,136

Total liabilities	1,303,207	154,705

Partners’ Capital:
General Partner, 18.8827 and 21.7547 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	164,394	191,092
Special Limited Partner, 9.3520 and 4.1150 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	81,419	36,146
Limited Partners, 1,755.8671 and 1,990.0431 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	15,286,641	17,480,459

Total partners’ capital (net asset value)	15,532,454	17,707,697

Total liabilities and partners’ capital	$16,835,661	$17,862,402

Net asset value per Redeemable Unit	$8,706.04	$8,783.96

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Condensed Schedule of Investments

June 30, 2017

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	2,052	$(262,563)	(1.69)%

Total futures contracts purchased		(262,563)	(1.69)

Futures Contracts Sold
Energy	552	712,561	4.59

Total futures contracts sold		712,561	4.59

Net unrealized appreciation on open futures contracts		$449,998	2.90%

Options Purchased
Calls
Energy	50	$15,200	0.10%

Total options purchased (cost $26,000)		$15,200	0.10%

Options Written
Puts
Energy	110	(264,850)	(1.71)%

Total options written (premiums received $198,000)		$(264,850)	(1.71)%

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

Managed Futures Premier Energy Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$25,726	$8,831	$44,092	$21,396

Expenses:
Clearing fees	19,114	53,179	48,749	121,941
Ongoing selling agent fees	86,423	97,229	175,746	220,816
Management fees	53,685	60,488	109,186	137,423
General Partner fees	10,737	12,098	21,837	27,485
Professional fees	39,183	47,944	78,459	97,828

Total expenses	209,142	270,938	433,977	605,493

Net investment loss	(183,416)	(262,107)	(389,885)	(584,097)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(557,225)	(484,465)	163,777	(1,252,412)
Net change in unrealized gains (losses) on open contracts	267,178	720,933	133,378	451,069

Total trading results	(290,047)	236,468	297,155	(801,343)

Net income (loss) before allocation to Special Limited Partner	(473,463)	(25,639)	(92,730)	(1,385,440)
Allocation to Special Limited Partner	-	-	(46,869)	-

Net income (loss) after allocation to Special Limited Partner	(473,463)	(25,639)	(139,599)	(1,385,440)
Subscriptions - Special Limited Partner	-	-	46,869	-
Redemptions - Limited Partners	(1,681,627)	(6,183,173)	(2,057,509)	(8,174,822)
Redemptions - General Partner	(25,004)	-	(25,004)	-

Net increase (decrease) in Partners’ Capital	(2,180,094)	(6,208,812)	(2,175,243)	(9,560,262)
Partners’ Capital, beginning of period	17,712,548	22,502,819	17,707,697	25,854,269

Partners’ Capital, end of period	$15,532,454	$16,294,007	$15,532,454	$16,294,007

Net asset value per Redeemable Unit (1,784.1018 and 2,099.3698 Redeemable Units outstanding at June 30, 2017 and 2016, respectively)	$8,706.04	$7,761.38	$8,706.04	$7,761.38

Net income (loss) per Redeemable Unit *	$(243.53)	$20.74	$(77.92)	$(417.83)

Weighted average Redeemable Units outstanding	1,947.5151	2,504.7665	1,981.7140	2,806.8455

*	Represents the change in net asset value per Redeemable Unit during the period.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2017.

During the reporting periods ended June 30, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(149.35)	$125.38	$142.47	$(209.73)
Net investment loss	(94.18)	(104.64)	(220.39)	(208.10)

Increase (decrease) for the period	(243.53)	20.74	(77.92)	(417.83)
Net asset value per Redeemable Unit, beginning of period	8,949.57	7,740.64	8,783.96	8,179.21

Net asset value per Redeemable Unit, end of period	$8,706.04	$7,761.38	$8,706.04	$7,761.38

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.3)%	(5.7)%	(4.6)%	(5.5)%

Operating expenses	5.0%	5.9%	5.1%	5.7%
Allocation to Special Limited Partner	-%	-%	0.3%	-%

Total expenses and allocation to Special Limited Partner	5.0%	5.9%	5.4%	5.7%

Total return:
Total return before allocation to Special Limited Partner	(2.7)%	0.3%	(0.6)%	(5.1)%
Allocation to Special Limited Partner	-%	-%	(0.3)%	-%

Total return after allocation to Special Limited Partner	(2.7)%	0.3%	(0.9)%	(5.1)%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three and six months ended June 30, 2017 were 1,194 and 1,725, respectively. The monthly average number of futures contracts traded by the Partnership during the three and six months ended June 30, 2016 were 4,015 and 4,259, respectively. The monthly average number of option contracts traded by the Partnership during the three and six months ended June 30, 2017 were 300 and 317, respectively. The monthly average number of option contracts traded by the Partnership during the three and six months ended June 30, 2016 were 626 and 750, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisor.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of June 30, 2017 and December 31, 2016, respectively.

June 30, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged/Received*	Net Amount
Assets
Futures	$1,125,426	$(675,428)	$449,998	$-	$-	$449,998

Total assets	$1,125,426	$(675,428)	$449,998	$-	$-	$449,998

Liabilities
Futures	$(675,428)	$675,428	$-	$-	$-	$-

Total liabilities	$(675,428)	$675,428	$-	$-	$-	$-

Net fair value						$449,998	*

December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged/Received*	Net Amount
Assets
Futures	$1,461,193	$(1,326,998)	$134,195	$-	$-	$134,195

Total assets	$1,461,193	$(1,326,998)	$134,195	$-	$-	$134,195

Liabilities
Futures	$(1,326,998)	$1,326,998	$-	$-	$-	$-

Total liabilities	$(1,326,998)	$1,326,998	$-	$-	$-	$-

Net fair value						$134,195	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017
Assets
Futures Contracts
Energy	$1,125,426

Total unrealized appreciation on open futures contracts	1,125,426

Liabilities
Futures Contracts
Energy	(675,428)

Total unrealized depreciation on open futures contracts	(675,428)

Net unrealized appreciation on open futures contracts	$449,998	*

Assets
Options Purchased
Energy	$15,200

Total options purchased	$15,200	**

Liabilities
Options Written
Energy	$(264,850)

Total options written	$(264,850)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2017		2016		2017		2016
Energy	$(290,047)		$236,468		$297,155		$(801,343)

Total	$(290,047)	***	$236,468	***	$297,155	***	$(801,343)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

Partnership’s Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures, option contracts and swaps to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2017 and December 31, 2016 and for the periods ended June 30, 2017 and 2016, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

June 30, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,125,426	$1,125,426	$-	$-
Options purchased	15,200	15,200	-	-

Total assets	$1,140,626	$1,140,626	$-	$-

Liabilities
Futures	$675,428	$675,428	$-	$-
Options written	264,850	264,850	-	-

Total liabilities	$940,278	$940,278	$-	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,461,193	$1,461,193	$-	$-

Total assets	$1,461,193	$1,461,193	$-	$-

Liabilities
Futures	$1,326,998	$1,326,998	$-	$-
Options written	5,225	5,225	-	-

Total liabilities	$1,332,223	$1,332,223	$-	$-

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

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

The General Partner monitors and attempts to mitigate the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it had effective procedures for evaluating and limiting the credit and market risks to which the Partnership may have been subject. These monitoring systems generally allowed the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provided account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in its trading accounts, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2017.

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

For the six months ended June 30, 2017, Partnership capital decreased 12.3% from $17,707,697 to $15,532,454. This decrease was attributable to redemptions of 2.8720 General Partner Redeemable Units resulting in an outflow of $25,004 and redemptions of 234.1760 limited partner Redeemable Units resulting in an outflow of $2,057,509 and a net loss of $139,599, which was partially offset by subscriptions of 5.2370 Special Limited Partner Redeemable Units resulting in an inflow of $46,869. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2017, the net asset value per Redeemable Unit decreased 2.7% from $8,949.57 to $8,706.04 as compared to an increase of 0.3% in the same period of 2016. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $290,047. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2016 of $236,468. Gains were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas.

The most significant losses were recorded during May. The Partnership’s net long positioning generally incurred losses over the second half of May as natural gas prices moved lower. The fall in prices culminated over the final two days of the month as prices plunged amid mild weather in much of the U.S., significantly reducing demand from homes and businesses. The Partnership’s net long positioning also experienced losses during June. The majority of the Partnership’s losses for June occurred during the middle of the month as natural gas futures prices fell to their lowest level in three months after the release of National Oceanic and Atmospheric Administration (NOAA) projections indicating moderate temperatures for late June. The Partnership alternated between recording gains and losses over the final two weeks of June as natural gas prices exhibited choppy price behavior. The Partnership experienced small losses from trading in the natural gas markets during April. Mild weather throughout much of the U.S. in the final weeks of April limited heating and cooling demand from homes and businesses and, thus prices generally trended lower. The Partnership’s long positions in natural gas futures recorded losses during this timeframe with a small net loss.

During the six months ended June 30, 2017, the net asset value per Redeemable Unit decreased 0.9% from $8,783.96 to $8,706.04 as compared to a decrease of 5.1% in the same period of 2016. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2017 of $297,155. Gains were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2016 of $801,343. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas.

The most significant losses during February due to net long positioning in the natural gas markets as a precipitous drop in prices of over 9% on February 21st resulted in the majority of the Partnership’s losses. The Partnership’s losses during February were further compounded by the release of very mild weather forecasts for the continental U.S. which helped to push natural gas prices lower. During May, the Partnership’s net long positioning generally incurred losses over the second half of the month as natural gas prices moved lower. The fall in prices culminated over the final two days of the month as prices plunged amid mild weather in much of the U.S. significantly reducing demand from homes and businesses. The Partnership’s net long positioning also experienced losses during June as the majority of losses occurred during the middle of the month as natural gas futures prices fell to their lowest level in three months after the release of National Oceanic and Atmospheric Administration (NOAA) projections indicating moderate temperatures for late June. The Partnership experienced small losses from trading in the natural gas markets during April. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved during March as natural gas prices rallied higher during the first half of the month. Early in the month a return to normal temperatures following abnormally mild weather throughout much of the U.S. in February benefitted the Fund’s long positioning during March. Declining month-over-month gas production from U.S. shale fields and signs of increasing demand for gas exports combined to push prices higher during this timeframe. During the second week of March, the Partnership’s long positions recorded further gains as prices surged after the release of industry reports which showed increased demand for gas from power generators. In January, the Partnership’s net short natural gas positions recorded gains as a plunge in prices over the month’s opening days followed the release of warmer weather forecasts in the U.S. The Partnership continued to achieve gains over the second week of January after the Partnership’s advisor reversed positioning to net long. Changing weather patterns over this timeframe again benefitted the Partnership’s positioning as frigid air out of Canada swept into the U.S. West and Northern Plains.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s account in excess of the amount described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership. Interest income earned for the three and six months ended June 30, 2017 increased by $16,895 and $22,696, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (i) the average daily equity maintained in cash in the Partnership’s account, (ii) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (iii) interest rates over which neither the Partnership nor MS&Co. has control.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2017 decreased by $34,065 and $73,192, respectively, as compared to the corresponding periods in 2016. The decrease in clearing fees is primarily due to a decrease in the number of trades made by the Advisor during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2017 decreased by $10,806 and $45,070, respectively, as compared to the corresponding periods in 2016. This decrease is primarily due to lower average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2017 decreased by $6,803 and $28,237, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is primarily due to lower average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership, including, among other things, (i) selecting, appointing and terminating the Partnership’s Advisor and (ii) monitoring the activities of the Advisor. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, it must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and six months ended June 30, 2017 decreased by $1,361 and $5,648, respectively, as compared to the corresponding periods in 2016. This decrease is primarily due to lower average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. The profit share allocation made to the Special Limited Partner for the three and six months ended June 30, 2017 was $0 and $46,869. There were no profit share allocations made for the three and six months ended June 30, 2016. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2017 and December 31, 2016, and the highest, lowest and average value during the three months ended June 30, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of June 30, 2017, the Partnership’s total capitalization was $15,532,454. The Partnership’s Value at Risk as of June 30, 2017 was as follows:

June 30, 2017
			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,359,388	8.75%	$1,729,166	$889,359	$1,346,727

Total	$1,359,388	8.75%

*	Average monthly Values at Risk.

As of December 31, 2016, the Partnership’s total capitalization was $17,707,697. The Partnership’s Value at Risk as of December 31, 2016 was as follows:

December 31, 2016
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2017, there were no additional subscriptions by limited partners. The Redeemable Units and Special Limited Partner Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemptions, the General Partner relied on the fact that the Redeemable Units and Special Limited Partner Redeemable Units were purchased by accredited investors in a private offering.

The Partnership no longer offers Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	5.0420	$8,925.67	N/A	N/A
May 1, 2017 - May 31, 2017	84.8200	$8,793.62	N/A	N/A
June 1, 2017 - June 30, 2017	102.3140	$8,706.04	N/A	N/A
	192.1760	$8,750.46	N/A	N/A

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

MANAGED FUTURES PREMIER ENERGY FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 10, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 10, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.