Form 10-Q
period 2018-06-30
MANAGED FUTURES PREMIER ENERGY FUND L.P.
filed 2018-08-09
CIK 1057051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes    No X

As of July 31, 2018, 1,529.1511 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Managed Futures Premier Energy Fund L.P.

Statements of Financial Condition

	June 30, 2018 (Unaudited)	December 31, 2017
Assets:
Equity in trading account:
Unrestricted cash	$13,102,597	$13,476,948
Restricted cash	773,801	868,705
Options purchased, at fair value (premiums paid $461,880 and $0 at June 30, 2018 and December 31, 2017, respectively)	315,402	-

Total equity in trading account	14,191,800	14,345,653

Cash at bank	-	437
Interest receivable	15,083	11,306

Total assets	$14,206,883	$14,357,396

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$109,155	$128,860
Options written, at fair value (premiums received $352,210 and $210,180 at June 30, 2018 and December 31, 2017, respectively)	281,384	196,380
Accrued expenses:
Ongoing selling agent fees	23,027	23,387
Management fees	14,288	14,521
General Partner fees	2,858	2,904
Professional fees	76,408	68,187
Redemptions payable to Limited Partners	17,535	-

Total liabilities	524,655	434,239

Partners’ Capital:
General Partner, 16.6807 and 18.8827 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	146,245	159,040
Special Limited Partner, 12.0400 and 9.3520 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	105,558	78,767
Limited Partners, 1,531.8751 and 1,624.8521 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	13,430,425	13,685,350

Total partners’ capital (net asset value)	13,682,228	13,923,157

Total liabilities and partners’ capital	$14,206,883	$14,357,396

Net asset value per Redeemable Unit	$8,767.31	$8,422.52

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Condensed Schedule of Investments

June 30, 2018

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	3,177	$402,440	2.94%

Total futures contracts purchased		402,440	2.94

Futures Contracts Sold
Energy	2,635	(511,595)	(3.74)

Total futures contracts sold		(511,595)	(3.74)

Net unrealized depreciation on open futures contracts		$(109,155)	(0.80)%

Options Purchased
Calls
Energy	481	$259,260	1.89%
Puts
Energy	279	56,142	0.42

Total options purchased (premiums paid $461,880)		$315,402	2.31%

Options Written
Calls
Energy	157	$(26,459)	(0.19)%
Puts
Energy	315	(254,925)	(1.87)

Total options written (premiums received $352,210)		$(281,384)	(2.06)%

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Condensed Schedule of Investments

December 31, 2017

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	755	$312,190	2.24%

Total futures contracts purchased		312,190	2.24

Futures Contracts Sold
Energy	541	(441,050)	(3.17)

Total futures contracts sold		(441,050)	(3.17)

Net unrealized depreciation on open futures contracts		$(128,860)	(0.93)%

Options Written
Calls
Energy	45	$(99,540)	(0.71)%
Puts
Energy	45	(96,840)	(0.70)

Total options written (premiums received $210,180)		$(196,380)	(1.41)%

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$45,433	$25,726	$85,396	$44,092

Expenses:
Clearing fees	36,206	19,114	69,436	48,749
Ongoing selling agent fees	70,450	86,423	144,133	175,746
Management fees	43,705	53,685	89,433	109,186
General Partner fees	8,741	10,737	17,887	21,837
Professional fees	37,772	39,183	75,777	78,459

Total expenses	196,874	209,142	396,666	433,977

Net investment loss	(151,441)	(183,416)	(311,270)	(389,885)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	6,745	(557,225)	996,790	163,777
Net change in unrealized gains (losses) on open contracts	(350,401)	267,178	(69,747)	133,378

Total trading results	(343,656)	(290,047)	927,043	297,155

Net income (loss) before allocation to Special Limited Partner	(495,097)	(473,463)	615,773	(92,730)
Allocation to Special Limited Partner	-	-	(24,418)	(46,869)

Net income (loss) after allocation to Special Limited Partner	(495,097)	(473,463)	591,355	(139,599)
Subscriptions - Special Limited Partner	-	-	24,418	46,869
Redemptions - General Partner	-	(25,004)	(20,003)	(25,004)
Redemptions - Limited Partners	(144,335)	(1,681,627)	(836,699)	(2,057,509)

Net increase (decrease) in Partners’ Capital	(639,432)	(2,180,094)	(240,929)	(2,175,243)
Partners’ Capital, beginning of period	14,321,660	17,712,548	13,923,157	17,707,697

Partners’ Capital, end of period	$13,682,228	$15,532,454	$13,682,228	$15,532,454

Net asset value per Redeemable Unit (1,560.5958 and 1,784.1018 Redeemable Units outstanding at June 30, 2018 and 2017, respectively)	$8,767.31	$8,706.04	$8,767.31	$8,706.04

Net income (loss) per Redeemable Unit *	$(316.60)	$(243.53)	$344.79	$(77.92)

Weighted average Redeemable Units outstanding	1,567.9291	1,947.5151	1,594.3718	1,981.7140

*	Represents the change in net asset value per Redeemable Unit during the period.

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

As of June 30, 2018, all trading decisions are made for the Partnership by Pan Capital Management, LP (“Pan”, the “Advisor” or the “Special Limited Partner”), a registered commodity trading advisor.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2018.

During the reporting periods ended June 30, 2018 and 2017, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, the Partnership also deposited a portion of its cash in a non-trading bank account at JPMorgan Chase Bank, N.A.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2018, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2018 and 2017, the Partnership carried no debt and all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $773,801 and $868,705, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(220.01)	$(149.35)	$555.34	$142.47
Net investment loss	(96.59)	(94.18)	(210.55)	(220.39)

Increase (decrease) for the period	(316.60)	(243.53)	344.79	(77.92)
Net asset value per Redeemable Unit, beginning of period	9,083.91	8,949.57	8,422.52	8,783.96

Net asset value per Redeemable Unit, end of period	$8,767.31	$8,706.04	$8,767.31	$8,706.04

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.3)%	(4.3)%	(4.4)%	(4.6)%

Operating expenses	5.6%	5.0%	5.6%	5.1%
Allocation to Special Limited Partner	-%	-%	0.2%	0.3%

Total expenses and allocation to Special Limited Partner	5.6%	5.0%	5.8%	5.4%

Total return:
Total return before allocation to Special Limited Partner	(3.5)%	(2.7)%	4.3%	(0.6)%
Allocation to Special Limited Partner	-%	-%	(0.2)%	(0.3)%

Total return after allocation to Special Limited Partner	(3.5)%	(2.7)%	4.1%	(0.9)%

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three and six months ended June 30, 2018 were 1,804 and 2,077, respectively. The monthly average number of futures contracts traded by the Partnership during the three and six months ended June 30, 2017 were 1,194 and 1,725, respectively. The monthly average number of option contracts traded by the Partnership during the three and six months ended June 30, 2018 were 192 and 135, respectively. The monthly average number of option contracts traded by the Partnership during the three and six months ended June 30, 2017 were 300 and 317, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisor.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of June 30, 2018 and December 31, 2017, respectively.

June 30, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged/Received*
Assets
Futures	$990,205	$(990,205)	$-	$-	$-	$-

Total assets	$990,205	$(990,205)	$-	$-	$-	$-

Liabilities
Futures	$(1,099,360)	$990,205	$(109,155)	$-	$-	$(109,155)

Total liabilities	$(1,099,360)	$990,205	$(109,155)	$-	$-	$(109,155)

Net fair value						$(109,155)	*

December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged/Received*
Assets
Futures	$694,410	$(694,410)	$-	$-	$-	$-

Total assets	$694,410	$(694,410)	$-	$-	$-	$-

Liabilities
Futures	$(823,270)	$694,410	$(128,860)	$-	$-	$(128,860)

Total liabilities	$(823,270)	$694,410	$(128,860)	$-	$-	$(128,860)

Net fair value						$(128,860)	*

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018
Assets
Futures Contracts
Energy	$990,205

Total unrealized appreciation on open futures contracts	990,205

Liabilities
Futures Contracts
Energy	(1,099,360)

Total unrealized depreciation on open futures contracts	(1,099,360)

Net unrealized depreciation on open futures contracts	$(109,155)	*

Assets
Options Purchased
Energy	$315,402

Total options purchased	$315,402	**

Liabilities
Options Written
Energy	$(281,384)

Total options written	$(281,384)	***

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2018		2017		2018		2017
Energy	$(343,656)		$(290,047)		$927,043		$297,155

Total	$(343,656)	***	$(290,047)	***	$927,043	***	$297,155	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2018 and December 31, 2017 and for the periods ended June 30, 2018 and 2017, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

June 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$990,205	$990,205	$-	$-
Options purchased	315,402	315,402	-	-

Total assets	$1,305,607	$1,305,607	$-	$-

Liabilities
Futures	$1,099,360	$1,099,360	$-	$-
Options written	281,384	281,384	-	-

Total liabilities	$1,380,744	$1,380,744	$-	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$694,410	$694,410	$-	$-

Total assets	$694,410	$694,410	$-	$-

Liabilities
Futures	$823,270	$823,270	$-	$-
Options written	196,380	196,380	-	-

Total liabilities	$1,019,650	$1,019,650	$-	$-

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in its trading account, consisting of unrestricted cash, restricted cash, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2018.

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

For the six months ended June 30, 2018, Partnership capital decreased 1.7% from $13,923,157 to $13,682,228. This decrease was attributable to redemptions of 2.2020 General Partner Redeemable Units resulting in an outflow of $20,003 and redemptions of 92.9770 limited partner Redeemable Units resulting in an outflow of $836,699, which was partially offset by subscriptions of 2.6880 Special Limited Partner Redeemable Units resulting in an inflow of $24,418 and a net gain of $591,355. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2018, the net asset value per Redeemable Unit decreased 3.5% from $9,083.91 to $8,767.31 as compared to a decrease of 2.7% in the same period of 2017. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2018 of $343,656. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $290,047. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas.

The most significant losses were recorded during May. The Partnership’s net short positioning generally incurred losses over the second half of May as natural gas prices moved higher amid a smaller than forecasted rise in U.S. gas supplies. Smaller losses were recorded during June from long positions in natural gas futures as choppy price action dominated the first half of the month. A portion of the Partnership’s losses for the quarter was offset by gains achieved during April as a slight rally in natural gas prices to close the month benefitted the Partnership’s net long positioning.

During the six months ended June 30, 2018, the net asset value per Redeemable Unit increased 4.1% from $8,422.52 to $8,767.31 as compared to a decrease of 0.9% in the same period of 2017. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2018 of $927,043. Gains were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2017 of $297,155. Gains were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas.

The most notable gains were recorded during January from long positions in natural gas futures as prices rallied higher throughout the month amid cold weather-driven demand and shrinking supply stocks. During February, gains were primarily achieved during the opening days of the month as the Partnership’s long positions benefitted from a reversal higher in natural gas prices. Smaller gains were also experienced during March’s opening and closing days due to long positions in natural gas futures as prices moved higher. Additional gains were recorded during April. A portion of the Partnership’s gains was offset by losses incurred during May from short positions in natural gas futures as prices rallied higher amid signs of supply weakness. Additional losses were experience from long positions in natural gas during June.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interests on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s account in excess of the amount described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All other interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Interest income earned for the three and six months ended June 30, 2018 increased by $19,707 and $41,304, respectively, as compared to the corresponding periods in 2017. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (i) the average daily equity maintained in cash in the Partnership’s account, (ii) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (iii) interest rates over which neither the Partnership nor MS&Co. has control.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2018 increased by $17,092 and $20,687, respectively, as compared to the corresponding periods in 2017. The increase in clearing fees was primarily due to an increase in the number of trades made by the Advisor during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2018 decreased by $15,973 and $31,613, respectively, as compared to the corresponding periods in 2017. This decrease was primarily due to lower average net assets during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2018 decreased by $9,980 and $19,753, respectively, as compared to the corresponding periods in 2017. The decrease in management fees was primarily due to lower average net assets during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership, including, among other things, (i) selecting, appointing and terminating the Partnership’s Advisor and (ii) monitoring the activities of the Advisor. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, it must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and six months ended June 30, 2018 decreased by $1,996 and $3,950, respectively, as compared to the corresponding periods in 2017. This decrease was primarily due to lower average net assets during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. The profit share allocation made to the Special Limited Partner for the three and six months ended June 30, 2018 was $0 and $24,418, respectively. The profit share allocation made to the Special Limited Partner for the three and six months months ended June 30, 2017 was $0 and $46,869, respectively. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2018 and December 31, 2017, and the highest, lowest and average value during the three months ended June 30, 2018 and for the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of June 30, 2018, the Partnership’s total capitalization was $13,682,228. The Partnership’s Value at Risk as of June 30, 2018 was as follows:

June 30, 2018
			Three Months Ended June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$739,783	5.41%	$762,063	$79,506	$511,857

Total	$739,783	5.41%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raised claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On July 13, 2018, the parties reached an agreement in principle to settle the litigation.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2018, there were no additional subscriptions for Redeemable Units. Redeemable Units and Special Limited Partner Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemptions, the General Partner relies on the fact that Redeemable Units and Special Limited Partner Redeemable Units are purchased by accredited investors in a private offering.

The Partnership no longer offers Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	12.0000	$9,088.55	N/A	N/A
May 1, 2018 - May 31, 2018	2.0000	$8,868.68	N/A	N/A
June 1, 2018 - June 30, 2018	2.0000	$8,767.31	N/A	N/A
	16.0000	$9,020.91	N/A	N/A

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

MANAGED FUTURES PREMIER ENERGY FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date:	August 9, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 9, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.