Form 10-Q
period 2018-09-30
MANAGED FUTURES PREMIER ENERGY FUND L.P.
filed 2018-11-08
CIK 1057051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes X    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes       No X

As of October 31, 2018, 1,485.5781 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Managed Futures Premier Energy Fund L.P.

Statements of Financial Condition

	September 30, 2018 (Unaudited)	December 31, 2017
Assets:
Equity in trading account:
Unrestricted cash	$13,237,957	$13,476,948
Restricted cash	521,406	868,705
Net unrealized appreciation on open futures contracts	244,928	-
Options purchased, at fair value (premiums paid $153,940 and $0 at September 30, 2018 and December 31, 2017, respectively)	198,522	-

Total equity in trading account	14,202,813	14,345,653

Cash at bank	-	437
Interest receivable	16,153	11,306

Total assets	$14,218,966	$14,357,396

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$128,860
Options written, at fair value (premiums received $0 and $210,180 at September 30, 2018 and December 31, 2017, respectively)	-	196,380
Accrued expenses:
Ongoing selling agent fees	23,698	23,387
Management fees	14,713	14,521
General Partner fees	2,943	2,904
Professional fees	70,400	68,187
Redemptions payable to Limited Partners	334,515	-

Total liabilities	446,269	434,239

Partners’ Capital:
General Partner, 16.6807 and 18.8827 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	152,608	159,040
Special Limited Partner, 12.2580 and 9.3520 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	112,145	78,767
Limited Partners, 1,476.4781 and 1,624.8521 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	13,507,944	13,685,350

Total partners’ capital (net asset value)	13,772,697	13,923,157

Total liabilities and partners’ capital	$14,218,966	$14,357,396

Net asset value per Redeemable Unit	$9,148.76	$8,422.52

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P.

Condensed Schedule of Investments

September 30, 2018

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	3,516	$439,735	3.19%

Total futures contracts purchased		439,735	3.19

Futures Contracts Sold
Energy	3,285	(194,807)	(1.41)

Total futures contracts sold		(194,807)	(1.41)

Net unrealized appreciation on open futures contracts		$244,928	1.78%

Options Purchased
Calls
Energy	558	$198,522	1.44%

Total options purchased (premiums paid $153,940)		$198,522	1.44%

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

Managed Futures Premier Energy Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$47,537	$29,919	$132,933	$74,011

Expenses:
Clearing fees	29,315	14,918	98,751	63,667
Ongoing selling agent fees	67,620	76,367	211,753	252,113
Management fees	41,962	47,430	131,395	156,616
General Partner fees	8,392	9,486	26,279	31,323
Professional fees	37,455	38,402	113,232	116,861

Total expenses	184,744	186,603	581,410	620,580

Net investment loss	(137,207)	(156,684)	(448,477)	(546,569)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	245,370	900,935	1,242,160	1,064,712
Net change in unrealized gains (losses) on open contracts	474,317	(549,808)	404,570	(416,430)

Total trading results	719,687	351,127	1,646,730	648,282

Net income (loss) before allocation to Special Limited Partner	582,480	194,443	1,198,253	101,713
Allocation to Special Limited Partner	(1,994)	-	(26,412)	(46,869)

Net income (loss) after allocation to Special Limited Partner	580,486	194,443	1,171,841	54,844
Subscriptions - Special Limited Partner	1,994	-	26,412	46,869
Redemptions - General Partner	-	-	(20,003)	(25,004)
Redemptions - Limited Partners	(492,011)	(1,120,424)	(1,328,710)	(3,177,933)

Net increase (decrease) in Partners’ Capital	90,469	(925,981)	(150,460)	(3,101,224)
Partners’ Capital, beginning of period	13,682,228	15,532,454	13,923,157	17,707,697

Partners’ Capital, end of period	$13,772,697	$14,606,473	$13,772,697	$14,606,473

Net asset value per Redeemable Unit (1,505.4168 and 1,655.4868 Redeemable Units outstanding at September 30, 2018 and 2017, respectively)	$9,148.76	$8,823.07	$9,148.76	$8,823.07

Net income (loss) per Redeemable Unit *	$381.45	$117.03	$726.24	$39.11

Weighted average Redeemable Units outstanding	1,549.3968	1,745.5545	1,579.0815	1,902.9941

*	Represents the change in net asset value per Redeemable Unit during the period.

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

As of September 30, 2018, all trading decisions are made for the Partnership by Pan Capital Management, LP (“Pan”, the “Advisor” or the “Special Limited Partner”), a registered commodity trading advisor.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2018.

During the reporting periods ended September 30, 2018 and 2017, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, the Partnership also deposited a portion of its cash in a non-trading bank account at JPMorgan Chase Bank, N.A.

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

The Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of month-end net assets. Month-end net assets, for purposes of calculating ongoing selling agent fees, are net assets, as defined in the limited partnership agreement of the Partnership (“the Limited Partnership Agreement”), prior to the reduction of the current month’s ongoing selling agent fees, management fees, profit share allocation accrued, the General Partner fees, professional fees and any redemptions or distributions as of the end of such month.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2018, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2018 and 2017, the Partnership carried no debt and all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $521,406 and $868,705, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018		2017	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$471.29		$206.79	$1,026.98	$350.95
Net investment loss	(89.84)		(89.76)	(300.74)	(311.84)

Increase (decrease) for the period	381.45		117.03	726.24	39.11
Net asset value per Redeemable Unit, beginning of period	8,767.31		8,706.04	8,422.52	8,783.96

Net asset value per Redeemable Unit, end of period	$9,148.76		$8,823.07	$9,148.76	$8,823.07

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018		2017	2018	2017
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.0)%		(4.1)%	(4.3)%	(4.4)%

Operating expenses	5.4%		4.9%	5.6%	5.0%
Allocation to Special Limited Partner	0.0	%****	-%	0.2%	0.3%

Total expenses and allocation to Special Limited Partner	5.4%		4.9%	5.8%	5.3%

Total return:
Total return before allocation to Special Limited Partner	4.4%		1.3%	8.8%	0.7%
Allocation to Special Limited Partner	(0.0)	%****	-%	(0.2)%	(0.3)%

Total return after allocation to Special Limited Partner	4.4%		1.3%	8.6%	0.4%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (except for allocation to Special Limited Partner, if applicable).

***	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

****	Due to rounding.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three and nine months ended September 30, 2018 were 1,773 and 1,976, respectively. The monthly average number of futures contracts traded by the Partnership during the three and nine months ended September 30, 2017 were 1,311 and 1,587, respectively. The monthly average number of option contracts traded by the Partnership during the three and nine months ended September 30, 2018 were 695 and 322, respectively. The monthly average number of option contracts traded by the Partnership during the three and nine months ended September 30, 2017 were 213 and 283, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisor.

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of September 30, 2018 and December 31, 2017, respectively.

September 30, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged/Received*
Assets
Futures	$1,567,280	$(1,322,352)	$244,928	$-	$-	$244,928

Total assets	$1,567,280	$(1,322,352)	$244,928	$-	$-	$244,928

Liabilities
Futures	$(1,322,352)	$1,322,352	$-	$-	$-	$-

Total liabilities	$(1,322,352)	$1,322,352	$-	$-	$-	$-

Net fair value						$244,928	*

December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged/Received*
Assets
Futures	$694,410	$(694,410)	$-	$-	$-	$-

Total assets	$694,410	$(694,410)	$-	$-	$-	$-

Liabilities
Futures	$(823,270)	$694,410	$(128,860)	$-	$-	$(128,860)

Total liabilities	$(823,270)	$694,410	$(128,860)	$-	$-	$(128,860)

Net fair value						$(128,860)	*

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2018 and December 31, 2017, respectively.

	September 30, 2018
Assets
Futures Contracts
Energy	$1,567,280

Total unrealized appreciation on open futures contracts	1,567,280

Liabilities
Futures Contracts
Energy	(1,322,352)

Total unrealized depreciation on open futures contracts	(1,322,352)

Net unrealized appreciation on open futures contracts	$244,928	*

Assets
Options Purchased
Energy	$198,522

Total options purchased	$198,522	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2018		2017		2018		2017
Energy	$719,687		$351,127		$1,646,730		$648,282

Total	$719,687	***	$351,127	***	$1,646,730	***	$648,282	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2018 and December 31, 2017 and for the periods ended September 30, 2018 and 2017, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

September 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,567,280	$1,567,280	$-	$-
Options purchased	198,522	198,522	-	-

Total assets	$1,765,802	$1,765,802	$-	$-

Liabilities
Futures	$1,322,352	$1,322,352	$-	$-

Total liabilities	$1,322,352	$1,322,352	$-	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$694,410	$694,410	$-	$-

Total assets	$694,410	$694,410	$-	$-

Liabilities
Futures	$823,270	$823,270	$-	$-
Options written	196,380	196,380	-	-

Total liabilities	$1,019,650	$1,019,650	$-	$-

Managed Futures Premier Energy Fund L.P.

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than that described below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

On or about November 6, 2018, the Limited Partnership Agreement of the Partnership was amended to extend the term of the Partnership to December 31, 2020.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in its trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2018.

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

For the nine months ended September 30, 2018, Partnership capital decreased 1.1% from $13,923,157 to $13,772,697. This decrease was attributable to redemptions of 2.2020 General Partner Redeemable Units resulting in an outflow of $20,003 and redemptions of 148.3740 limited partner Redeemable Units resulting in an outflow of $1,328,710, which was partially offset by subscriptions of 2.9060 Special Limited Partner Redeemable Units resulting in an inflow of $26,412 and a net gain of $1,171,841. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2018, the net asset value per Redeemable Unit increased 4.4% from $8,767.31 to $9,148.76 as compared to an increase of 1.3% in the same period of 2017. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2018 of $719,687. Gains were primarily attributable to the Partnership’s trading of commodity futures in natural gas. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2017 of $351,127. Gains were primarily attributable to the Partnership’s trading of commodity futures in natural gas.

The most significant gains were recorded during September as the price of natural gas futures surged higher. The Partnership’s net long positioning benefitted after the release of industry reports which indicated U.S. gas storage would be 20% lower this year entering the key winter demand months. The Partnership’s long positions in natural gas futures also recorded gains during August as prices moved higher on increased weather-driven demand during the month’s opening days. A portion of the Partnership’s gains for the quarter was offset by losses incurred from long positioning during July as prices declined.

During the nine months ended September 30, 2018, the net asset value per Redeemable Unit increased 8.6% from $8,422.52 to $9,148.76 as compared to an increase of 0.4% in the same period of 2017. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2018 of $1,646,730. Gains were primarily attributable to the Partnership’s trading of commodity futures in natural gas. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2017 of $648,282. Gains were primarily attributable to the Partnership’s trading of commodity futures in natural gas.

The most notable gains were recorded during September as the Partnership’s positions benefitted after natural gas futures prices surged higher. Further gains were recorded during January from long positions in natural gas futures as prices rallied higher throughout the month amid cold weather-driven demand and shrinking supply stocks. Gains were also achieved during August as prices moved higher on increased weather-driven demand during the month’s opening days. During February, gains were primarily achieved during the opening days of the month as the Partnership’s long positions benefitted from a reversal higher in prices. Smaller gains were also experienced during March and April. A portion of the Partnership’s gains was offset by losses incurred during July after natural gas prices declined on mild weather spreading throughout much of the U.S. Additional losses were experienced during May from short positions in natural gas futures as prices rallied higher amid signs of supply weakness. Further losses were incurred from long positions in natural gas during June.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interests on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s account in excess of the amount described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All other interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Interest income earned for the three and nine months ended September 30, 2018 increased by $17,618 and $58,922, respectively, as compared to the corresponding periods in 2017. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (i) the average daily equity maintained in cash in the Partnership’s account, (ii) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (iii) interest rates over which neither the Partnership nor MS&Co. has control.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2018 increased by $14,397 and $35,084, respectively, as compared to the corresponding periods in 2017. The increase in clearing fees was primarily due to an increase in the number of trades made by the Advisor during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2018 decreased by $8,747 and $40,360, respectively as compared to the corresponding periods in 2017. This decrease was primarily due to lower average net assets during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2018 decreased by $5,468 and $25,221, respectively, as compared to the corresponding periods in 2017. The decrease in management fees was primarily due to lower average net assets during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership, including, among other things, (i) selecting, appointing and terminating the Partnership’s Advisor and (ii) monitoring the activities of the Advisor. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, it must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and nine months ended September 30, 2018 decreased by $1,094 and $5,044, respectively, as compared to the corresponding periods in 2017. This decrease was primarily due to lower average net assets during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. The profit share allocation made to the Special Limited Partner for the three and nine months ended September 30, 2018 was $1,994 and $26,412, respectively. The profit share allocation made to the Special Limited Partner for the three and nine months months ended September 30, 2017 was $0 and $46,869, respectively. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2018 and December 31, 2017, and the highest, lowest and average value during the three months ended September 30, 2018 and for the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of September 30, 2018, the Partnership’s total capitalization was $13,772,697. The Partnership’s Value at Risk as of September 30, 2018 was as follows:

September 30, 2018
			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$472,090	3.43%	$1,769,493	$173,862	$695,354

Total	$472,090	3.43%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2018, there were no additional subscriptions by limited partners. Redeemable Units and Special Limited Partner Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemptions, the General Partner relies on the fact that Redeemable Units and Special Limited Partner Redeemable Units are purchased by accredited investors in a private offering.

The Partnership no longer offers Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	14.7640	$8,326.40	N/A	N/A
August 1, 2018 - August 31, 2018	4.0690	$8,494.76	N/A	N/A
September 1, 2018 - September 30, 2018	36.5640	$9,148.76	N/A	N/A
	55.3970	$8,881.55	N/A	N/A

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

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Mine Safety Disclosures. Not applicable.

Item 5.	Other Information. None.

Item 6.     Exhibits.

3.1	—	Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated November 6, 2018 (filed herewith).
3.2	—	Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement, dated November 6, 2018 (filed herewith).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).
31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).
32.1	—	Section 1350 Certification (Certification of President and Director) (filed herewith).
32.2	—	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101. INS XBRL Instance Document

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

MANAGED FUTURES PREMIER ENERGY FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 8, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 8, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.